Form 10-Q
period 2018-09-30
Global Diversified Marketing Group Inc.
filed 2018-11-19
CIK 1725911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55889

GLOBAL DIVERSIFIED MARKETING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3707673
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4042 Austin Boulevard, Suite B

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class Outstanding at
November 14, 2018

Common Stock, par value $0.0001	13,000,000
Documents incorporated by reference:	None

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2018

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued liabilities	$-0-	$1,000

Total liabilities	-0-	1,000

Stockholders’ Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 13,000,000 and 20,000,000 shares issued and outstanding	1,300	2,000
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	4,664	312
Subscription receivable	(1,250)	-0-
Accumulated deficit	(4,714)	(3,312)
Total stockholders’ deficit	-0-	(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-1

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

STATEMENTS OF OPERATIONS (unaudited)

Three months and nine months ended September 30, 2018

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2018
Revenues	$-0-	$-0-

Operating expenses	458	1,402

Net Loss	$(458)	$(1,402)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	13,000,000	17,215,328

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

STATEMENT OF CASH FLOWS (unaudited)

Nine months ended September 30, 2018

Nine Months
Ended
September 30,
2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,402)
Change in non-cash working capital items
Decrease in accrued liability	(1,000)
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription receivable	(1,250)
Contributed capital	3,652
CASH FLOWS FROM FINANCING ACTIVITIES	2,402

NET INCREASE IN CASH	-0-

Cash, beginning of period	-0-
Cash, end of period	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-
Income taxes paid	$-0-

SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Redemption of common shares in connection with change of control	$1,950

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1that are observable for the asset or liability, either directly or indirectly.

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Management believes that this ASU will only impact the Company if it has restricted cash in the future.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,402 for the nine months ended September 30, 2018. The Company had a working capital deficit of $0 and an accumulated deficit of $4,714 as of September 30, 2018 and a working capital deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 2 - GOING CONCERN (continued)

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

NOTE 3 - ACCRUED LIABILITIES

As of September, 2018 and December 31, 2017, the Company had accrued professional fees of $-0- and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 1, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, 13,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 12, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

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

On March 10, 2018, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company has been in the developmental stage since inception and its operations to date have been limited to filing such registration statement, issuing shares of common stock to shareholders and effecting a change in control. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On June 13, 2018, the Company effected a change of its control and cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. The then officers and directors of the Company resigned and Paul Adler was named sole officer and director of the Company.

On June 14, 2018, the Company issued 12,500,000 shares of its common stock at par to Paul Adler.

The Company anticipates it will effect a business combination to develop its business plan byacquiring Global Diversified Holdings, a private New York company. The Company changed its name as part of the change in control and in anticipation of a possible business combination. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K.

A combination with such private company will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of September 30, 2018 the Company did not have a bank account and had cash of $0, with all expenses that had been incurred through September 30, 2018 being paid by shareholders as capital contributions. The Company had sustained net loss of $1,402 and an accumulated deficit of $4,714 for the nine months ended and as of September 30, 2018, respectively. The Company had sustained a net loss of $458 for the three months ended September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer and sole officer of the Company).

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

In the present case of the Company, management at the period covered by this report, consisted solely of the sole officer. As such, management maintained sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets, management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officerbelieves that the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer was and is directly involved in the day-to-day operations of the Company. Management consists of a single officer and director who is in control of the day-to-day operations of the Company and its financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting since before and after the change in control management internal control is retained by one officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 32,500,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

On December 1, 2017 the Company issued the following shares of its common stock for services rendered to the Company:

Name	Number of Shares

James Cassidy	10,000,000
(9,750,000 redeemed)
James McKillop	10,000,000
(9,750,000 redeemed)

On June 13, 2018, 19,500,000 of those shares were redeemed from the two shareholders pro rata.

On June 14, 2018, the Company issued 12,500,000 shares of common stock at par to Paul Adler, the sole officer and director of the Company.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

By:	/s/ Paul Adler
President, Chief Financial Officer

Dated: November 19, 2018