Form 10-K
period 2018-12-31
Global Diversified Marketing Group Inc.
filed 2019-04-16
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-55889

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3707673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4042 Austin Boulevard, Suite B

Island Park, New York 11558

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 800-500-5996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $.0001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 10, 2019

Common Stock, par value $0.0001	13,380,200
Documents incorporated by reference:	None

PART I

Item 1.	Business

Global Diversified Marketing Group, Inc. (the “Company”) is a food and snack manufacturer, marketer and distributor through its subsidiary Global Diversified Holdings, Inc (“GDHI”) in the United States, Canada, and Europe. The Company operates through snacks segments offering Italian Wafers, French Madeleines, Wafer Pralines, Mini Honey Wafers, Puffs Bites, Coconut Rolls and other wholesome snacks.

The Company (through its subsidiary GDHI) is a successfully operating snack and gourmet food company. The Company travels the world and attends global food trade shows to look for unique products and snacks. When it locates exciting and suitable products, the Company will enter into a non-exclusive manufacturing contract with a factory to produce the product under the Company’s own trademarked brands for sale in the United States and global markets.

The products are chosen based on the trend of consumer interests as garnered by the Company as well as certain requests from the buyers as to what they are looking for to add to their product offerings. If the product sales are not within the projected targets, then the Company will discontinue that product. To date, the Company has not discontinued a product for failure to meet its projected targets.

Although the Company does not have long-term contracts with any of retail chains, it has been supplying its current chain retail stores for several years. In the food industry, there are no on-going contracts. A buyer will place a Purchase Order with the Company and the Company will deliver on it. If the product does well, the buyer typically will continue to reorder the product. Typical payment schedule for the Company’s products are net 30 day terms.

Vending Operations

In addition to placing its products with large retail chains, the Company places its products in vending machines throughout the United States. These vending machines are located in malls, service stations and schools. The Company works with vending companies that have, in the aggregate, more than 100,000 machines nationwide. The Company supplies vending companies with product. The Company works directly with some vending companies and with others through its food service distributors. The broker pre-sells the products and the distributor services the accounts. When the distributor services the accounts, the distributor buys product directly from the Company and pays on a net 10 day term.

Products and Trademarked Brands

The Company currently has five trademark brands. Each brand encompasses numerous SKUs which are brought to market from time to time. The Company produces its products primarily on an “on request” basis from its retail chain buyers for sale through such chains.

The Company’s trademark brands are listed on the left below with sample products for several of the trademarked brands itemized:

Puff Bites	Sweet Puffs
Choco Puffs

BonBons de Paris	Plain French Madeleines
Marble French Madeleines

CoCo Bliss	Coconut Rolls
Coconut Wafer Bites

Biscottelli	250g Wafers
Mini Wafer
Chocolate Filled Croissant
150g Honey Wafer

Fruttata	Jams (in development)

Retail Chain Buyers

The primary distribution of the Company’s products are through several major retail chains. The Company works with the buyers who place orders for the Company’s products. The retail chain represented by these buyers will then distribute the product to its retail outlets.

Marketing

The Company’s products appeal to a wide range of consumers, including most all age brackets. The young snackers, classified as those being between the ages of 18-34, tend to consume more snacks then average adult but the gourmet foods reach the broader adult market. The senior market tends to reduce snacks and gourmet foods.

The Company sells its products throughout the United States and global markets to buyers which typically represent recognized large retail chain stores. The products are then distributed by the chains to their local outlets. The Company locates and develops snacks and gourmet foods to brand under its trademarks based on feedback and demand. The Company works closely with buyers to determine what products to locate and produce and to supply to the buyers.

The Company intends to continue to develop additional gourmet foods and snack products under its own trademarked brands expanding the Company’s offering portfolio. Management believes that the acquisition of small brands that have regional success and adding these to the Company’s national distribution can immediately generate additional revenue streams for the Company.

Product Activations

The Company will set up blind taste test at neutral locations, in stores, malls and snack shops to let consumers sample products and to determine consumer preferences, and most importantly, find out the basis for those preferences. Is it the taste, the packaging, or Company image? This will also serve as an opportunity for the Company to highlight its products directly to the consumer.

The Company anticipates that it will primarily target teens and adults up to age 65. The primary target market is “Young Snackers” that are 18-34 years old and tend to eat more snacks than other age groups. The trend of snacks between meals is especially strong with millennial and younger Americans. A quarter of American millennials, age 23 to 40, report eating four or more times a day, compared to just 10% of Gen X and 9% of Baby Boomers. The Company believes that the senior age bracket (over 65) is not a strong snack market.

Competition

The snack food industry in the United States is very competitive, particularly in the savory and salty snack segment. Snacks are satisfying consumer cravings around the world with the snacking business growing to US$3.4 billion globally in 2017. In the United States, a study conducted by the Packaging Strategies reported that snacks account for 51% of all food sales, and 92% of adults in the US have snacked within the last 24 hours.

The snack industry has experienced an increase demand for “healthy” snacks. In the United States, companies are finding success in the “snackable” fruit and vegetable category, such as grapes or baby carrots. These portable-produce items are then repackaged into individual serving such as dried fruit and nut snack packs, small fresh smoothies and fruit cups. Consumers has shown a very positive response to this snacking sub-category making it a billion dollar industry with an compounded annual growth rate of 10% between 2012 and 2016.

A challenge facing entrants is snack and gourmet food market is the dominance of leading snack food producers, particularly the industry leader PepsiCo. Large producers experience a high degree of brand and consumer loyalty and possess sufficient capital to invest in extensive advertising and promotions to obtain a greater market share. Furthermore, companies such as PepsiCo benefit from higher profit margins when compared with small- to medium-sized operators, enabling them to lower their product prices and to engage in price-based competition with competitors. Multinational producers also experience lower per-unit costs due to economies of scale and scope.

Trading Market

Currently, there is no trading market for the securities of the Company. The Company intends to initially apply for admission to quotation of its securities on the OTC QB or QX as soon as possible which may be while this offering is still in process. There can be no assurance that the Company will qualify for quotation of its securities on the OTCQB or QX.

Corporate History

The Company, formerly known as Dense Forest Acquisition Corporation, was incorporated in Delaware on December 1, 2017 and changed its name as part of the a subsequent change in control. The Company filed a registration statement on Form 10 with the Securities and Exchange Commission (“SEC”) on January 19, 2018 registering its common stock by which it became a public reporting company sixty days thereafter.

On June 13, 2018 the Company effected a change in control with the resignation of the then officers and directors, contribution back to the Company of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and the appointment of new officers and directors. On June 14, 2018 new management of the Company issued 12,500,000 shares of its common stock to Paul Adler, the then president of the Company.

On November 26, 2018 the Company effected the acquisition of GDHI, a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all the outstanding shares of common stock of GDHI. GDHI became a wholly-owned subsidiary of the Company.

Prior to that acquisition, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of its subsidiary.

Employees

The Company has only one executive officers and one staff employee.

Subsidiaries

The wholly-owned subsidiary, Global Diversified Holdings, Inc., is the Company’s only subsidiary.

Item 2.	Properties

The Company has its office headquarters at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. The Company entered into a 60-month lease in October, 2016 to rent 1,000 SF for $19,680 per year. The lease contains one five year renewal option. The Company maintains a 12,000 sq. ft. warehouse in Inwood, New York. The Company’s website is www.360worldsnacks.com.

Item 3.	Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities. The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 2,500,000 shares of its common stock at $2.00 per share. At such time as it qualifies after effectiveness of the registration statement, the Company may choose to apply for quotation of its securities on the OTCQX.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Markets. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

In the reporting year hereof, 2018, the Company has issued the following listed securities which were not registered under the Securities Act of 1933 pursuant to exemptions from registration of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering:

Date	Number of shares	Shareholder of common stock	Price

June, 2018	12,500,000	Paul Adler	Value equal to $0.0001 per share
November, 2018	200	Paul Adler	Value equal to $0.0001 per share

(1) 380,000 shares were issued in 2019 and 500,000 shares were issued in 2017 for an aggregate outstanding 13,380,200 shares.

Item 6.	Selected Financial Data

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to the acquisition of GDHI as a subsidiary, the Company had no operations other than the administrative operations involved with the change in control. The information discussed hereinbelow reflects the results of the Company’s subsidiary, GDHI, a successfully operating company in the snack and gourmet food production, marketing and distribution industry.

Discussion of the Year Ended 2017 and Year Ended 2018

Revenues and Losses

Sales for the years ended December 31, 2018 and 2017 were relatively consistent with sales in 2018 of $1,161,995 and sales in 2017 of $1,298,372. For the year ended December 31, 2018 gross profit was $378,273 with expenses of $431,192 resulting in a loss of $52,919) compared to gross profit of $311,944 with expenses of $292,863 resulting in net income of $19,081 for the year ended December 31, 2017. The increase in expenses included to a large part legal and other professional fees required to effect the Company’s initial public offering.

Total current liabilities for the year ended December 31, 2018 were $434,111 including $$357,909 in accounts payable and accrued expenses compared to total current liabilities for year ended December 31, 2017 were $358,182 including $237,596 accounts payable and accrued expenses. Loans payable remained relatively consistent of $76,202 for the year ended December 31, 2018 and$75,586 for the year ended December 31, 2017.

The Company has four customers that represent 100% of its business in 2018 ranging which is up from such customers representing 95% of the company’s business in 2017. The largest of these customers represents 31% and the smallest 20%. However, the loss of any one of these customers would have a material impact on the Company’s business and revenues until such time as the Company was able to locate other buyers. Presently the Company spends a minimum amount on advertising consisting of $3,424 and $2,015 for the years ended December, 31, 2018 and December 31, 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company incurred consulting fees of $180,000 and $127,500 respectively, related to services provided to it by the president of the Company.

The Company has two short term credit line debts which have remained relatively consistent in the years ending December 31, 2018 and December 31, 2017:

Blue Vine Credit Line	$59,125	$60,147
Fundbox Credit Line	17,077	8,077

Liquidity and Capital Resources

GDHI has not incurred any significant debt during the development of its operations and as of December 31, 2018 and December 31, 2017. The Company had lease payments for its office space of $17,600 in 2017, $19,334 in 2018 and has continuing annual lease obligations of $19,923 in 2019, $20,517 in 2020 and $21,132 in 2021.

Results of Operations

The Company has not experienced any unusual or infrequent events or transactions or any significant economic changes that have materially affected the amount of reported income from continuing operations The Company does not believe that its operations and revenues have been impacted by any economic inflation. The Company anticipates that its sales may increase as it develops it health food brands targeted to the more economic and health-aware consumer.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities.

The Company attributes the losses in 2018 to the legal fees incurred in order to go public.  The Company is in a period of expansion which causes some cash flow changes. The Company has a strong relationship with its suppliers and has good credit terms with them. In order to meet such expansion demands the Company has a revolving credit facility in place.

The Company has projected that its expansion and placements will be above expectations in 2019 and will create a strong year in revenue and net profits. The Company has had discussions with its clients what needs to be done to increase orders in December 2019.

The Company is undertaking a public offering of its 2,500,000 shares of its common stock at $2 per share to raise funds for expansion and distribution.

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2018 and 2017 are attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.	Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

BF Borgers CPA PC., Lakewood, Colorado, the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as no such report is required for a smaller reporting company.

Changes in Internal Control Over Financial Reporting

In the fourth fiscal quarter of the year, the Company changed control and consequently the Company’s internal controls over its financial reporting were transferred to new management. However, such control rested with the principal officer prior to the change of control and with the change of control it continues to rest with the principal officer, the Company’s sole officer. Thus such change has not materially affected, or is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company as of December 31, 2018 are as follows:

Name	Positions and Offices Held

Paul Adler	Director, President, Secretary, Chief Financial Officer

Paul Adler is the sole executive officer and director of the Company and its majority shareholder.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Paul Adler

President, Secretary, Chief Financial Officer and sole director of the Company.

Mr. Adler has a decade of experience in food manufacturing and marketing industries having served as a board member in two food manufacturing companies. He developed a strong desire to bring healthy beverages and snacks to the market which began after he saw there were no healthy alternatives. Mr. Adler spent the first decade of his career in the securities industry as a broker/dealer company branch manager where he supervised sixteen registered representative and was involved in all aspects of investment banking including public offerings and private placements. In 2008, Mr. Adler retired from the securities industry and established Beverage Brands, a company offering a line of healthy RTD teas and MATE fusion tea.

Beverage Brands’ product placement reached over 2500 supermarkets in the Northeast and South. In 2012, Mr. Adler established Fruttata Brand, a line of freeze dried healthy fruit snacks, under the corporate umbrella of Global Diversified Holdings, Inc., the subsidiary of the Company. Since 2012, Mr. Adler has worked with Global Diversified Holdings to continue its development as a manufacturer, marketer and supplier of unique products. Mr. Adler has extensive knowledge of day to day business operations ranging from Wall Street companies to running a private company and has been successful at establishing long-lasting business relationships throughout his career.

Directors

The Company is authorized to have at least one director but no more than five.

Director Independence

The Board of Directors has determined that it does not have any independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors.

Committees and Terms

The Board of Directors has not established any committees.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company anticipates that it will adopt a code of ethics when either the number of directors or the number of employees increases. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company has only one officer and one director. The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files and will file with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Company’s director reviews the Company’s internal accounting controls, practices and policies.

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s operating subsidiary, GDHI, has a separate board of directors from the Company which consists of:

Name	Position

Paul Adler	President, Secretary, CFO, Director

Advisory Board

The Company has developed an advisory team that supports the Company and will provide guidance and contacts as needed and requested. The advisory board includes:

Michael Cascione. Michael Cascione, Sr. is the founder and president of Group C, whose various companies provide Pantry, Micro Markets, Coffee and Vending services.

Anthony Cascione. Anthony Cascione is a lifetime member of the Vending industry and a partner in Group C.

Oleg Kaplun. In 2010, Mr. Kaplun started a food distribution company in New York to service specialty and ethnic markets.

James Donegan. Mr. Donegan has a 30 plus-year track record of accomplishment as a sales and marketing executive in the food industry.

Item 11.	Executive Compensation

The Company has not paid compensation to any executive officer or director. The Company’s subsidiary, GDHI, paid its president and director, Paul Adler, an annual compensation of $180,000. The Company anticipates that it will continue paying such compensation to Mr. Adler with annual increases as approved by the Board..

The Company may choose to pay an additional salary or stock to its executive management in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Position	Shares Owned	Percent of Class(1)

Paul Adler	12,500,200	93.4%
President, CFO, Director

All Officers and directors as a Group (1 person)	12,500,200	93.4%

(1)	Based on 13,380,200 shares outstanding at the date of this Report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company issued 200 shares of its common stock in an stock-for-stock acquisition of its now wholly-owned subsidiary, GDHI. GDHI was 100% owned by the President of the Company and the transaction cannot be deemed an arm’s length transaction.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2018

Audit-Related Fees	$23,100

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement, Schedules

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2018

13

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

TABLE OF CONTENTS

DECEMBER 31, 2018

14

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global Diversified Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Diversified Marketing Group, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

April 16, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$21,515	$0
Accounts receivable	2,005	18,108
Prepaid expenses	9,054	4,874
Inventory	453,002	361,028
Total Current Assets	485,576	384,010

Property and Equipment, net	2,501	3,057

Other Asset
Security deposit	1,600	1,600

TOTAL ASSETS	$489,677	$388,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$357,909	$237,596
Loans payable	76,202	75,586
Stock redemption payable – current portion	0	45,000
Total Current Liabilities	434,111	358,182

Long-term debt	0	0

TOTAL LIABILITIES	434,111	358,182

STOCKHOLDERS’ EQUITY
Common stock, no par value, 200 shares authorized, 13,340,200 and 13,000,000 shares issued and outstanding	1,334	1,300
Additional paid-in capital	77,966	0
Retained earnings (deficit)	(23,734)	29,185

TOTAL STOCKHOLDERS’ EQUITY	55,566	30,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,677	$388,667

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year ended December 31, 2018	Year ended December 31, 2017

SALES	$1,161,995	$1,298,372

COST OF SALES	783,722	986,428
GROSS PROFIT	378,273	311,944
OPERATING EXPENSE	431,192	292,863

NET INCOME (LOSS) BEFORE INCOME TAXES	(52,919)	19,081

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(52,919)	$19,081

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.004)	$0.001

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	13,085,718	13,000,000

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2017	20,000,000	$2,000	$-	$10,104	$11,104

Common shares returned as part of change in control	(19,500,000)	(1,950)	-	-	(1,950)

Common shares issued as part of change in control	12,500,000	1,250	-	-	1,250

Net income for the year ended December 31, 2017	-	-	-	19,081	19,081

Balance, December 31, 2017	13,000,000	1,300	-	29,185	30,485

Common shares sold in 2018	340,000	34	77,966	-	78,000

Common shares issued in connection with the acquisition of subsidiary	200	-	-	-	-

Net (loss) for the year ended December 31, 2018	-	-	-	(52,919)	(52,919)

Balance, December 31, 2018	13,340,200	$1,334	$77,966	$(23,734)	$55,566

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year ended December 31, 2018	Year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the year	$(52,919)	$19,081
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	556	556
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	16,103	29,913
(Increase) decrease in prepaid expenses	(4,180)	30
(Increase) in inventory	(91,974)	(124,530)
Increase in accounts payable and accrued expenses	120,313	78,314
Net Cash Provided by (Used in) Operating Activities	(12,101)	3,364

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loans payable	616	12,390
Issuances of common stock	78,000	2,312
Payments to redeem common stock	(45,000)	(45,000)
Net Cash Provided by (Used in) Financing Activities	33,616	(30,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	0	0
Net Cash Used by Investing Activities	0	0

NET INCREASE (DECREASE) IN CASH	21,515	(26,934)
Cash, beginning of period	0	26,934
Cash, end of period	$21,515	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25,427	$20,237
Federal income taxes paid	$0	$0

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Global Diversified Marketing Group, Inc. (the “Company”), formerly known as Dense Forest Acquisition Corporation, was incorporated in Delaware on December 1, 2017 and changed its name on June 13, 2018 as part of a change in control. As part of the change in control, its then officers and directors resigned and contributed back to the Company 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and appointed new officers and directors. On June 14, 2018 new management of the Company issued 12.500,000 shares of its common stock to Paul Adler, the then president of the Company.

On November 26, 2018 the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly owned subsidiary of the Company, and its activity for the years 2018 and 2017 are reflected in these financial statements along with the expenses of the Company.

Prior to the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable from customers, accounts payable, and loans payable. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Stock-Based Compensation

As of December 31, 2018, the Company has not issued any share-based payments to its employees. Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company had $21,515 and $0 of cash.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful; accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow.

Bad debt expense for the years ended December 31, 2018 and 2017 was $0; the allowance for doubtful accounts at December 31, 2018 and 2017 was $0.

Inventory

Inventory consists of snack food products and packaging supplies, and are stated at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its useful life are charged to expense as incurred.

Revenue Recognition

Beginning January 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $3,424 and $2,015 during the years ended December 31, 2018 and 2017, respectively.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company’s wholly owned subsidiary, with the consent of its stockholder, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the stockholder(s) of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. Therefore, prior to the business combination discussed above, the Company had made no provision for income taxes. Effective with the business combination, the wholly owned subsidiary became a C-corporation, and the loss incurred for the period as a C-corporation approximated $270,000. See Note 7.

The Company’s income tax returns are open for examination for up to the past three years under the statute of limitations. There are no tax returns currently under examination.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Going Concern

As of December 31, 2018, the Company had cash and cash equivalents of $21,515 and an accumulated deficit of $23,734.  Additionally, the Company had accounts payable and accrued liabilities of $357,909. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 2 – STOCK REDEMPTION PAYABLE

On September 7, 2016, the Company entered into a Stock Redemption and Purchase Agreement with a 50% shareholder to purchase back his 100 common shares. The shares had been purchased for $70,000 and the Company agreed to buy them back for $90,000. Payments required under the Agreement are $3,750 per month starting on January 2, 2017. At December 31, 2018 and 2017, the Company owed $0 and $45,000, respectively. See Note 3.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,340,200 and 20,000,000 shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively.

The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. Preferred shares have not yet been issued.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company incurred consulting fees of $180,000 and $127,500, respectively, related to services provided to it by an officer/ shareholder.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60 month lease agreement on October 1, 2016 to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the years ended December 31, 2018 and 2017 was $19,334 and $17,600, respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2019	$19,923
Year ended December 31, 2020	20,517
Year ended December 31, 2021	21,132
Thereafter	109,284
Total minimum lease payments	$170,856

The Company also pays rental charges for warehouse and storage space under a three year lease agreement dated May 18, 2017, with payments due calculated at $1,400 per container.

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding at December 31, 2018 and 2017 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	2018	2017
Business Backer Credit Line	$0	$7,362
Credit Line - BlueVine	59,125	60,147
Credit Line - Fundbox	17,077	8,077
Total loans payable	$76,202	$75,586

NOTE 7 – INCOME TAXES

For the period ended December 31, 2018, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry-forward is approximately $270,000 at December 31, 2018.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 7 – INCOME TAXES (continued)

The provision for Federal income tax consists of the following at December 31, 2018 and 2017:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$56,700	$0
Less: valuation allowance	(56,700)	(0)
Net provision for Federal income taxes	$0	$0

NOTE 8 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for 2018 and 2017 (percentage of total sales of $1,161,995 and $1,298,372, respectively):

	2018	2017
Customer A	31%	31%
Customer B	26%	26%
Customer C	23%	19%
Customer D	20%	19%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

Dated: April 16, 2019	By:	/s/ Paul Adler
President

Dated: April 16, 2019	By:	/s/ Paul Adler
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Paul Adler	Director	April 16, 2019

16