Form 10-K/A
period 2018-12-31
Global Diversified Marketing Group Inc.
filed 2019-05-09
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The Company may choose to pay an additional salary or stock to its executive management in the future.

Summary Compensation

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock awards ($)		Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Paul Adler	2016	104,071	0	0		0	NA	NA	NA	104,071
CEO,	2017	127,500	0	12,500,000	(1)	0				127,500
President	2018	180,000								180,000

(1)	Compensation was paid to Paul Adler from the Company’s subsidiary. 12,500,000 shares of the Company’s stock was issued to Paul Adler as part of a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

Dated: May 9, 2019	By:	/s/ Paul Adler
President

Dated: May 9, 2019	By:	/s/ Paul Adler
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Paul Adler	Director	May 9, 2019

16