Form 10-Q
period 2019-03-31
Global Diversified Marketing Group Inc.
filed 2019-05-16
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common Stock, par value $0.0001	13,380,200

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

FINANCIAL STATEMENTS

MARCH 31, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

TABLE OF CONTENTS

MARCH 31, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$16,568	$21,515
Accounts receivable	19,161	2,005
Prepaid expenses	7,293	9,054
Inventory	317,204	453,002
Total Current Assets	360,226	485,576

Property and Equipment, net	2,362	2,501

Operating Lease Right-Of-Use Assets	40,547	0

Other Asset
Security deposit	1,600	1,600

TOTAL ASSETS	$404,735	$489,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$246,361	$357,909
Loans payable	113,936	76,202
Total Current Liabilities	360,297	434,111

Long-term Liability – Operating Lease	21,875	0

Long-term debt	0	0

TOTAL LIABILITIES	382,172	434,111

STOCKHOLDERS’ EQUITY
Common stock, no par value, 200 shares authorized, 13,380,200 and 13,340,200 shares issued and outstanding	1,338	1,334
Additional paid-in capital	78,002	77,966
Retained earnings (deficit)	(56,777)	(23,734)

TOTAL STOCKHOLDERS’ EQUITY	22,563	55,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,735	$489,677

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months ended March 31, 2019	Three Months ended March 31, 2018

SALES	$256,035	$221,195

COST OF SALES	185,419	118,531

GROSS PROFIT	70,616	102,664

OPERATING EXPENSE	103,659	63,524

NET INCOME (LOSS) BEFORE INCOME TAXES	(33,043)	39,140

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(33,043)	$39,140

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.002)	$0.003

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	13,363,311	13,000,000

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND THE

YEAR ENDED DECEMBER 31, 2018

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, January 1, 2018	13,000,000	$1,300	$-	$29,185	$30,485

Common shares sold in 2018	340,000	34	77,966	-	78,000

Common shares issued in connection with the acquisition of subsidiary	200	-	-	-	-

Net (loss) for the year ended December 31, 2018	-	-	-	(52,919)	(52,919)

Balance, December 31, 2018	13,340,200	1,334	77,966	(23,734)	55,566

Common shares sold in the three months ended March 31, 2019	40,000	4	36	-	40

Net (loss) for the three months ended March 31, 2019	-	-	-	(33,043)	(33,043)

Balance, March 31, 2019	13,380,200	$1,338	$78,002	$(56,777)	$22,563

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(33,043)	$39,140
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	139	139
Changes in assets and liabilities:
(Increase) in accounts receivable	(17,156)	(268)
Decrease in prepaid expenses	1,761	67
Decrease in inventory	135,798	93,367
Increase in operating lease – right-of-use assets	(40,547)	0
Decrease in accounts payable and accrued expenses	(111,548)	(156,022)
Increase in long-term liability – operating leases	21,875	0
Net Cash Used in Operating Activities	(42,721)	(23,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable	37,734	(23,843)
Issuances of common stock	40	62,000
Payments to redeem common stock	0	0
Net Cash Provided by Financing Activities	37,774	38,157

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	0	0
Net Cash Used by Investing Activities	0	0

NET INCREASE (DECREASE) IN CASH	(4,947)	14,580
Cash, beginning of period	21,515	0
Cash, end of period	$16,568	$14,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,765	$4,030
Federal income taxes paid	$0	$0

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On November 26, 2018 the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly owned subsidiary of the Company, and its activity for the periods presented are reflected in these unaudited consolidated financial statements along with the expenses of the Company.

Prior to the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 year end.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

As of March 31, 2019, the Company has not issued any share-based payments to its employees. Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had $16,568 and $21,515 of cash.

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

Bad debt expense for the three months ended March 31, 2019 and 2018 was $0; the allowance for doubtful accounts at March 31, 2019 and December 31, 2018 was $0.

Inventory

Inventory consists of snack food products and packaging supplies, stated at the lower of cost or market.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $3,424 and $2,015 during the three months ended March 31, 2019 and 2018, respectively.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The Company’s wholly owned subsidiary, with the consent of its stockholder, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the stockholder(s) of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. Therefore, prior to the business combination discussed above, the Company had made no provision for income taxes. Effective with the business combination, the wholly owned subsidiary became a C-corporation, and the loss incurred in 2018 for the period as a C-corporation approximated $270,000. See Note 7. The Company’s income tax returns are open for examination for up to the past three years under the statute of limitations. There are no tax returns currently under examination.

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

Recent Accounting Pronouncements

Adoption of ASC 842 - On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement for each period presented.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use asset and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $44,602 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Going Concern

As of March 31, 2019, the Company had cash and cash equivalents of $16,568 and an accumulated deficit of $57,666. Additionally, the Company had accounts payable and accrued liabilities of $231,778. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 2 – STOCK REDEMPTION PAYABLE

On September 7, 2016, the Company entered into a Stock Redemption and Purchase Agreement with a 50% shareholder to purchase back his 100 common shares. The shares had been purchased for $70,000 and the Company agreed to buy them back for $90,000. Payments required under the Agreement are $3,750 per month starting on January 2, 2017. At March 31, 2019 and December 31, 2018, the Company owed $0.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,380,200 and 13,340,200 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. Preferred shares have not yet been issued.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company incurred wages of approximately $45,000 related to services provided to it by an officer/shareholder. During the three months ended March 31, 2018, the Company incurred consulting fees of $30,000 related to services provided to it by an officer/shareholder.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60 month lease agreement on October 1, 2016 to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months ended March 31, 2019 and 2018 was $4,055 and $4,800, respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. The Company also pays rental charges for warehouse and storage space under a three year lease agreement dated May 18, 2017, with payments due calculated at $1,400 per container.

The right-of-use asset for operating leases at March 31, 2019 was comprised of the amount related to the office space lease without consideration of the renewal option, as it is not certain that the Company will renew the lease.

The following table reconciles the undiscounted cash flows for the operating lease at March 31, 2019 to the operating lease liability recorded on the balance sheet:

2019 remainder	$19,923
2020	20,517
2021	15,732
Total undiscounted lease payments	56,172
Less: prepayments of rent	(3,200)
Less: Imputed interest	(16,514)
Present value of lease payments	$36,458

At March 31, 2019, the $36,458 present value of lease payments is classified as: current liability $14,583 and long-term liability $21,875.

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding at March 31, 2019 and December 31, 2018 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	March 31, 2019	December 31, 2018
Loan Builder	$42,210	$0
Credit Line - BlueVine	58,172	59,125
Credit Line - Fundbox	13,554	17,077
Total loans payable	$113,936	$76,202

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 7 – INCOME TAXES

For the period ended March 31, 2019, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry-forward for the period that the Company has been a C-corporation is approximately $302,000 at March 31, 2019.

The provision for Federal income tax consists of the following at March 31, 2019 and 2018:

Federal income tax benefit attributable to:	2019	2018
Current Operations	$6,900	$0
Less: valuation allowance	(6,900)	(0)
Net provision for Federal income taxes	$0	$0

The Company’s wholly-owned subsidiary was an S-corporation for the three months ended March 31, 2018. Had the subsidiary been a C-corporation for that period, it would have incurred federal corporate income tax of approximately $8,200.

NOTE 8 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the three months ended March 31, 2019 and 2018 (percentage of total sales of $1,161,995 and $1,298,372, respectively):

	2019	2018
Customer A	36%	28%
Customer B	25%	36%
Customer C	19%	19%
Customer D	11%	16%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has one wholly owned subsidiary, Global Diversified Holdings Inc., through which it conducts all its operations.

Discussion of the Period Ended March 31, 2019 and the Period Ended March 31, 2018

Revenues and Losses

Sales for the period ended March 31, 2019 of $256,035 were 15.7% higher than sales for the similar quarter in 2018 of $221,195. The increase was primarily due to the addition of several new customers in 2019.

For the period ended March 31, 2019, the Company had gross profit of $70,616 with operating expenses of $103,659 resulting in a net loss of $33,043 compared to gross profit for the similar period in 2018 of $102,664 with operating expenses of $63,524 resulting in net income of $39,140. The loss in 2019 was primarily a result of the additional costs incurred of being a public company as well as increased warehousing costs for our inventory. We expect these increased warehousing costs to not continue on throughout the remainder of 2019.

Total current liabilities for the period ended March 31, 2019 were $360,297 including $246,361 in accounts payable and accrued expenses compared to total current liabilities for the same period in 2018 of $434,111. Loans payable increased to $113,936 at March 31, 2019 from $76,202 at December 31, 2018.

For the three months ended March 31, 2019, the Company had four customers that represented 91% of its business; such customers represented 99% of the company’s business in the three months ended March 31, 2018 The change is due to the Company obtaining several new customers in 2019.

Liquidity and Capital Resources

The Company has not incurred any significant long term debt during the development of its operations and as of March 31, 2019. The Company had current liabilities at March 31, 2019 aggregating $360,297 and current assets, not including inventory, of $43,022.

The Company has filed a registration statement on Form S-1 for the offer and sale of up to 2,500,000 shares of its common stock at a price of $2.00 per share for an aggregate offering price of $5,000,000. The registration statement was declared effective in May 2019; no offers or sales have yet been made.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer) based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the date of review, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management is also responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

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

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Global Diversified Marketing Group, Inc. (the “Company”) and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period covered by this Report, the Company has not made any sales of equity securities not otherwise registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

	By:	/s/ Paul Adler
President
Dated: May 16, 2019

	By:	/s/ Paul Adler
Chief Financial Officer
Dated: May 16, 2019