Form 10-Q
period 2019-06-30
Global Diversified Marketing Group Inc.
filed 2019-08-16
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2019

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

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock, par value $0.0001	12,970,000

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

FINANCIAL STATEMENTS

JUNE 30, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

TABLE OF CONTENTS

JUNE 30, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$19,093	$21,515
Accounts receivable	37,730	2,005
Prepaid expenses	6,547	9,054
Inventory	150,823	453,002
Total Current Assets	214,193	485,576

Property and Equipment, net	2,223	2,501

Operating Lease Right-Of-Use Assets	36,492	0

Other Asset
Security deposit	1,600	1,600

TOTAL ASSETS	$254,508	$489,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$127,952	$357,909
Current portion of operating lease payable	20,217	0
Loans payable	92,735	76,202
Total Current Liabilities	240,904	434,111

Long-term Liability – Operating Lease	11,297	0

Long-term debt	0	0

TOTAL LIABILITIES	252,201	434,111

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001, 100,000,000 shares authorized, 12,970,200 and 13,340,200 shares issued and outstanding	1,297	1,334
Additional paid-in capital	78,133	77,966
Retained earnings (deficit)	(77,123)	(23,734)

TOTAL STOCKHOLDERS’ EQUITY	2,307	55,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,508	$489,677

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018

SALES	$418,638	$360,655	$674,290	$581,850

COST OF SALES	288,044	230,511	473,463	349,042
GROSS PROFIT	130,594	130,144	200,827	232,808
OPERATING EXPENSES	152,461	121,620	254,216	185,144

NET INCOME (LOSS) BEFORE INCOME TAXES	(21,867)	8,524	(53,389)	47,664

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(21,867)	$8,524	$(53,389)	$47,664

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.002)	$0.001	$(0.004)	$0.004

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	13,113,936	13,000,000	13,237,935	13,000,000

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Six Months Ended June 30, 2019

Balance, January 1, 2019	13,340,200	$1,334	$77,966	$-	$(23,734)	$55,566

Common shares sold in the six months ended June 30, 2019	130,000	13	117	-	-	130

Common shares returned by founders	(500,000)	(50)	50	-	-	-

Net (loss) for the six months ended June 30, 2019	-	-	-	-	(53,389)	(53,389)

Balance, June 30, 2019	12,970,200	$1,297	$78,133	$-	$(77,123)	$2,307

Six Months Ended June 30, 2018

Balance, January 1, 2018	20,000,000	$2,000	$312	$-	$(3,312)	$(1,000)

Common shares returned by founders	(19,500,000)	(1,950)	1,950	-	-	-

Capital contributed by founders	-	-	1,694	-	-	1,694

Common shares sold in the six months ended June 30, 2018	12,500,000	1,250	-	(1,250)	-	-

Net income for the six months ended June 30, 2018	-	-	-	-	47,664	47,664

Balance, June 30, 2018	13,000,000	$1,300	$3,956	$(1,250)	$44,352	$48,358

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six Months ended June 30, 2019	Six Months ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(53,389)	$47,664
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	278	278
Changes in assets and liabilities:
(Increase) in accounts receivable	(35,725)	(19,150)
(Increase) decrease in prepaid expenses	2,507	(77,979)
Decrease in inventory	302,179	95,872
Increase in operating lease – right-of-use assets	(36,492)	0
Increase (decrease) in accounts payable and accrued expenses	(229,957)	12,201
Increase in liabilities – operating leases	31,514	0
Net Cash Provided by (Used in) Operating Activities	(19,085)	58,886

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable	16,533	(70,845)
Issuances of common stock	130	73,000
Payments to redeem common stock	0	(11,250)
Net Cash Provided by Financing Activities	16,663	(9,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	0	0
Net Cash Used by Investing Activities	0	0

NET INCREASE (DECREASE) IN CASH	(2,422)	49,791
Cash, beginning of period	21,515	0
Cash, end of period	$19,093	$49,791

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,867	$6,720
Federal income taxes paid	$0	$0

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Stock-Based Compensation

As of June 30, 2019, the Company has not issued any share-based payments to its employees. Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had $19,003 and $21,515 of cash.

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

Bad debt expense for the three months and six months ended June 30, 2019 and 2018 was $0; the allowance for doubtful accounts at June 30, 2019 and December 31, 2018 was $0.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $4,839 and $3,065 during the six months ended June 30, 2019 and 2018, respectively.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use asset and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $44,602 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Going Concern

As of June 30, 2019, the Company had cash and cash equivalents of $19,003 and an accumulated deficit of $77,123. Additionally, the Company had accounts payable and accrued expenses of $127,951. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 2 – STOCK REDEMPTION PAYABLE

On September 7, 2016, the Company entered into a Stock Redemption and Purchase Agreement with a 50% shareholder to purchase back his 100 common shares. The shares had been purchased for $70,000 and the Company agreed to buy them back for $90,000. Payments required under the Agreement were $3,750 per month starting on January 2, 2017. At June 30, 2019 and December 31, 2018, the Company owed $0.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 12,970,200 and 13,340,200 shares of common stock issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. Preferred shares have not yet been issued.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2019, the Company incurred wages of approximately $49,500 and $45,000, respectively, related to services provided to it by an officer/shareholder. During the three months and six months ended June 30, 2018, the Company incurred consulting fees of $60,000 and $90,000, respectively, related to services provided to it by an officer/shareholder.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60 month lease agreement on October 1, 2016 to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months and six months ended June 30, 2019 and 2018 was $4,055, $8,110, $4,800 and $9,600, respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. The Company also pays rental charges for warehouse and storage space under a month-to-month agreement, with payments due calculated on a per pallet basis each month.

The right-of-use asset for operating leases at June 30, 2019 was comprised of the amount related to the office space lease without consideration of the renewal option, as it is not certain that the Company will renew the lease.

The following table reconciles the undiscounted cash flows for the operating lease at June 30, 2019 to the operating lease liability recorded on the balance sheet:

2019 remainder	$10,035
2020	20,517
2021	15,732
Total undiscounted lease payments	46,284
Less: prepayments of rent	(3,200)
Less: Imputed interest	(11,570)
Present value of lease payments	$31,514

At June 30, 2019, the $31,514 present value of lease payments is classified as: current liability $20,217 and long-term liability $11,297.

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding at June 30, 2019 and December 31, 2018 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	June 30, 2019	December 31, 2018
Loan Builder	$30,350	$0
Credit Line - BlueVine	50,045	59,125
Credit Line - Fundbox	12,340	17,077
Total loans payable	$92,735	$76,202

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 7 – INCOME TAXES

For the period ended June 30, 2019, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry-forward for the period that the Company has been a C-corporation is approximately $323,000 at June 30, 2019.

The provision for Federal income tax consists of the following at June 30, 2019 and 2018:

Federal income tax benefit attributable to:	2019	2018
Current Operations	$11,200	$0
Less: valuation allowance	(11,200)	(0)
Net provision for Federal income taxes	$0	$0

The Company’s wholly-owned subsidiary was an S-corporation for the three months and six months ended June 30, 2018. Had the subsidiary been a C-corporation for that six month period, it would have incurred federal corporate income tax of approximately $10,000.

NOTE 8 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the six months ended June 30, 2019 and 2018 (percentage of total sales of $674,290 and $581,850, respectively):

	2019	2018
Customer A	29%	25%
Customer B	25%	32%
Customer C	25%	23%
Customer D	19%	20%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has one wholly owned subsidiary, Global Diversified Holdings Inc., through which it conducts all its operations.

The Company (through its subsidiary) is a successfully operating snack and gourmet food company. The Company travels the world and attends global food trade shows to look for unique products and snacks. When it locates exciting and suitable products, the Company will enter into a non-exclusive manufacturing contract with a factory to produce the product under the Company’s own trademarked brands for sale in the United States and global markets. Currently, the Company maintains five 10-year trademarked brands; each of which trademarked brands covers numerous variety of products (known as “SKU’s”) offered under that brand name. The Company has non-contractual on-going relationships with several Fortune 500 companies including club and retail chain stores. The Company sells directly to these companies which purchase the items from the Company and distribute the items to their outlets for sale by the outlets. The Company also sells and distributes to vending machine channels as well as food service distributors.

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

The Company filed a registration statement on Form S-1 for the offer and sale of 2,500,000 shares of its common stock at a price of $2.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 14, 2019. The shares will be offered for sale by the Company. No sales have been made to date.

The Company also filed a registration statement on Form S-1 for the offer and sale of up to 760,000 shares of its common stock currently held by the shareholders thereof at a price of $2.00 per share. The registration statement was declared effective by the Securities and Exchange Commission July 22, 2019. The shares will be offered for sale by the holders of such shares and the Company will not receive any proceeds from the sale of such shares.

Discussion of the Three and Six Month Periods Ended June 30, 2019 and June 30, 2018

Sales for the three months ended June 30, 2019 of $418,638 were higher than sales for the similar quarter in 2018 of $360,655, an increase of 16%. The increase was primarily due to the expansion of our product line in 2019.

For the three months ended June 30, 2019, the Company had gross profits of $130,594 with operating expenses of $152,461 resulting in a loss of $(21,867) compared to gross profit for the similar period in 2018 of $130,144 with operating expenses of $121,620 resulting in net income of $8,524. The increase in operating expenses resulting in the loss for the period was due primarily to additional payroll costs, professional fees, and interest expense.

Sales for the six months ended June 30, 2019 of $684,290 were higher than sales for the six months ended June 30, 2018 of $581,850, an increase of 17%. The increase was primarily due to the expansion of our product line in 2019.

For the six months ended June 30, 2019, the Company had gross profits of $130,594 with operating expenses of $152,461 resulting in a loss of $(21,867) compared to gross profit for the similar period in 2018 of $130,144 with operating expenses of $121,620 resulting in net income of $8,524. The increase in operating expenses resulting in the loss for the period was due primarily to additional payroll costs, professional fees, and interest expense.

For the six months ended June 30, 2019, the Company had four customers that represented 98% of its business; such customers represented approximately 100% of the Company’s business for the same period in 2018.

Liquidity and Capital Resources

Total current liabilities as of June 30, 2019 were $240,904, including $127,952 in accounts payable and accrued expenses compared to total current liabilities as of December 31, 2018 of $357,909. Loans payable increased to $92,735 for the period ended June 30, 2019 compared to $76,202 at December 31, 2018.

The Company has not incurred any significant long term debt during the development of its operations and as of June 30, 2019. The Company had current liabilities at June 30, 2019 aggregating $240,904 and current assets, not including inventory, of $63,370.

The Company has filed a registration statement on Form S-1 for the offer and sale of up to 2,500,000 shares of its common stock at a price of $2.00 per share for an aggregate offering price of $5,000,000. The registration statement was declared effective May 14, 2019 but no offers or sales have yet been made. The Company has also filed a registration statement on Form S-1 for the offer and sale of up to 760,000 shares of its common stock by the owners of such stock at a price of $2.00 per share. The registration statement was declared effective on July 22, 2019. The Company will not receive any proceeds from the sale of the shares of this offering.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the period covered by this Report, the Company sold 90,000 shares of its common stock at par in reliance on exemptions from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

	By:	/s/ Paul Adler
President

Dated: August 16, 2019

	By:	/s/ Paul Adler
Chief Financial Officer

Dated: August 16, 2019