Form 10-Q
period 2019-09-30
Global Diversified Marketing Group Inc.
filed 2019-11-14
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock, par value $0.0001	13,010,200

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2019

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$995	$21,515
Accounts receivable	129,158	2,005
Prepaid expenses	29,144	9,054
Inventory	125,602	453,002
Total Current Assets	284,899	485,576

Property and Equipment, net	2,084	2,501

Operating Lease Right-Of-Use Assets	32,437	0

Other Asset
Security deposit	1,600	1,600

TOTAL ASSETS	$321,020	$489,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$229,932	$357,909
Current portion of operating lease payable	20,217	0
Loans payable	48,045	76,202
Total Current Liabilities	298,194	434,111

Long-term Liability – Operating Lease	6,353	0

Long-term debt	0	0

TOTAL LIABILITIES	304,547	434,111

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001, 100,000,000 shares authorized, 13,010,200 and 13,340,200 shares issued and outstanding	1,301	1,334
Additional paid-in capital	78,169	77,966
Retained earnings (deficit)	(62,997)	(23,734)

TOTAL STOCKHOLDERS’ EQUITY	16,473	55,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,020	$489,677

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018

SALES	$366,354	$250,627	$1,040,644	$831,955

COST OF SALES	222,357	163,573	695,820	512,615
GROSS PROFIT	143,997	87,054	344,824	319,340
OPERATING EXPENSES	129,871	106,981	384,087	290,599

NET INCOME (LOSS) BEFORE INCOME TAXES	14,126	(19,927)	(39,263)	28,741

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$14,126	$(19,927)	$(39,263)	$28,741

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.001)	$(0.002)	$(0.003)	$0.002

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	13,004,765	13,000,000	12,921,808	13,000,000

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Subscription	Retained Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Nine Months Ended September 30, 2019
Balance, January 1, 2019	13,340,200	$1,334	$77,966	$-	$(23,734)	$55,566

Common shares sold in the nine months ended September 30, 2019	170,000	17	153	-	-	170

Common shares returned by founders	(500,000)	(50)	50	-	-	-

Net (loss) for the nine months ended September 30, 2019	-	-	-	-	(39,263)	(39,263)

Balance, September 30, 2019	13,010,200	$1,301	$78,169	$-	$(62,997)	$16,473

Nine Months Ended September 30, 2018
Balance, January 1, 2018	20,000,000	$2,000	$312	$-	$(3,312)	$(1,000)

Common shares returned by founders	(19,500,000)	(1,950)	1,950	-	-	-

Capital contributed by founders	-	-	1,694	-	-	1,694

Common shares sold in the nine months ended September 30, 2018	12,500,000	1,250	-	(1,250)	-	-

Net income for the nine months ended September 30, 2018	-	-	-	-	28,741	28,741

Balance, September 30, 2018	13,000,000	$1,300	$3,956	$(1,250)	$25,429	$29,435

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(39,263)	$28,741
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	417	417
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(127,153)	2,463
(Increase) in prepaid expenses	(20,090)	(75,021)
Decrease in inventory	327,400	107,004
Increase in operating lease – right-of-use assets	(32,437)	0
(Decrease) in accounts payable and accrued expenses	(127,977)	(116,708)
Increase in liabilities – operating leases	26,570	0
Net Cash Provided by (Used in) Operating Activities	7,467	(53,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable	(28,157)	68,870
Issuances of common stock	170	1,250
Payments to redeem common stock	0	(11,250)
Net Cash Provided by Financing Activities	(27,987)	58,870

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	0	0
Net Cash Used by Investing Activities	0	0

NET INCREASE (DECREASE) IN CASH	(20,520)	5,766
Cash, beginning of period	21,515	0
Cash, end of period	$995	$5,766

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,722	$7,859
Federal income taxes paid	$0	$0

See accompanying notes to financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Global Diversified Marketing Group, Inc. (the “Company”), formerly known as Dense Forest Acquisition Corporation, was incorporated in Delaware on December 1, 2017 and changed its name on September 13, 2018 as part of a change in control. As part of the change in control, its then officers and directors resigned and contributed back to the Company 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and appointed new officers and directors. On September 14, 2018 new management of the Company issued 12.500,000 shares of its common stock to Paul Adler, the then president of the Company.

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

Prior to the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017.

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

Stock-Based Compensation

As of September 30, 2019, the Company has not issued any share-based payments to its employees. Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had $995 and $21,515 of cash.

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

Bad debt expense for the three months and nine months ended September 30, 2019 and 2018 was $0; the allowance for doubtful accounts at September 30, 2019 and December 31, 2018 was $0.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are recorded at their stated value at the time the expense is incurred. The carrying amount of these payables approximates their fair value due to the short period to maturity of these payables.

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $7,376 and $2,329 during the nine months ended September 30, 2019 and 2018, respectively.

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Going Concern

As of September 30, 2019, the Company had cash and cash equivalents of $995 and an accumulated deficit of $62,997. Additionally, the Company had accounts payable and accrued expenses of $229,932. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 2 – STOCK REDEMPTION PAYABLE

On September 7, 2016, the Company entered into a Stock Redemption and Purchase Agreement with a 50% shareholder to purchase back his 100 common shares. The shares had been purchased for $70,000 and the Company agreed to buy them back for $90,000. Payments required under the Agreement were $3,750 per month starting on January 2, 2017. At September 30, 2019 and December 31, 2018, the Company owed $0.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,010,200 and 13,340,200 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. Preferred shares have not yet been issued.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months and nine months ended September 30, 2019, the Company incurred wages of approximately $55,500 and $150,000, respectively, related to services provided to it by an officer/shareholder. During the three months and nine months ended September 30, 2018, the Company incurred consulting fees of $37,500 and $127,500, respectively, related to services provided to it by an officer/shareholder.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60 month lease agreement on October 1, 2016 to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months and nine months ended September 30, 2019 and 2018 was $4,055, $8,110, $4,800 and $9,600, respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. The Company also pays rental charges for warehouse and storage space under a month-to-month agreement, with payments due calculated on a per pallet basis each month.

The right-of-use asset for operating leases at September 30, 2019 was comprised of the amount related to the office space lease without consideration of the renewal option, as it is not certain that the Company will renew the lease.

The following table reconciles the undiscounted cash flows for the operating lease at September 30, 2019 to the operating lease liability recorded on the balance sheet:

2019 remainder	$5,091
2020	20,517
2021	15,732
Total undiscounted lease payments	41,340
Less: prepayments of rent	(3,200)
Less: Imputed interest	(11,570)
Present value of lease payments	$26,570

At September 30, 2019, the $26,570 present value of lease payments is classified as: current liability $20,217 and long-term liability $6,353.

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding at September 30, 2019 and December 31, 2018 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	September 30, 2019	December 31, 2018
Loan Builder	$17,731	$0
Credit Line - BlueVine	26,041	59,125
Credit Line - Fundbox	4,273	17,077
Total loans payable	$48,045	$76,202

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 7 – INCOME TAXES

For the period ended September 30, 2019, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry-forward for the period that the Company has been a C-corporation is approximately $308,000 at September 30, 2019.

The provision for Federal income tax consists of the following at September 30, 2019 and 2018:

Federal income tax benefit attributable to:	2019	2018
Current Operations	$8,200	$0
Less: valuation allowance	(8,200)	(0)
Net provision for Federal income taxes	$0	$0

The Company’s wholly-owned subsidiary was an S-corporation for the three months and nine months ended September 30, 2018. Had the subsidiary been a C-corporation for that nine month period, it would have incurred federal corporate income tax of approximately $10,000.

NOTE 8 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2019	December 31, 2018
Deposits for Inventory	$25,971	$0
Prepaid Insurance	3,173	1,854
Prepaid Legal Fees	0	4,000
Prepaid Rent	0	3,200
Total loans payable	$29,144	$9,054

NOTE 9 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the nine months ended September 30, 2019 and 2018 (percentage of total sales of $1,040,644 and $831,955, respectively):

	2019	2018
Customer A	30%	31%
Customer B	26%	28%
Customer C	19%	20%
Customer D	18%	21%

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has one wholly owned subsidiary, Global Diversified Holdings Inc., through which it conducts all its operations.

The Company (through its subsidiary) is a successfully operating snack and gourmet food company. The Company sources new products by attending global food trade shows looking for unique trends within the new products and snacks category. When it sources exciting and new products, the Company will enter into a non-exclusive manufacturing contract with a factory to produce the product under the Company’s own trademarked brands for sale in the United States and global markets. Currently, the Company maintains five 10-year trademarked brands; each of which trademarked brands covers numerous variety of products (known as “SKU’s”) offered under that brand name. The Company has non-contractual on-going relationships with several Fortune 500 companies including club, retail & specialty chain stores. The Company sells directly to these companies which purchase the items from the Company and distribute the items to their outlets for sale by the outlets. The Company also sells and distributes to vending machine channels as well as food service distributors.

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

Discussion of the Three and Nine Month Periods Ended September 30, 2019 and September 30, 2018

Revenues and Losses

Sales for the three months ended September 30, 2019, of $366,354 were higher than sales for the similar quarter in 2018 of $250,627. The increase was primarily due to new product distribution and addition of new distribution partners.

For the three months ended September 30, 2019, the Company had gross profits of $143,997 with operating expenses of $129,871 resulting in net income of $14,126 compared to gross profit for the similar period in 2018 of $87,054 with operating expenses of $106,981 resulting in a net loss of $(19,927). The increase in operating expenses was due primarily to additional payroll costs, professional fees, and interest expense.

Sales for the nine months ended September 30, 2019 of $1,040,644 were higher than sales for the nine months ended September 30, 2018 of $831,955, an increase of 25.1%. The increase was primarily due to the expansion of our product line and new distribution channels in 2019.

For the nine months ended September 30, 2019, the Company had gross profits of $344,824 with operating expenses of $384,087 resulting in a loss of $(39,263) compared to gross profit for the similar period in 2018 of $319,340 with operating expenses of $290,599 resulting in net income of $28,741. The increase in operating expenses resulting in the loss for the period was due primarily to additional payroll costs, professional fees, and interest expense.

Total current liabilities for the period ended September 30, 2019 were $298,194 including $229,932 in accounts payable and accrued expenses compared to total current liabilities at December 31, 2018 of $357,909 . Loans payable decreased to $48,045 at September 30, 2019 compared to $76,202 at December 31, 2018.

For the nine months ended September 30, 2019, the Company has expanded their distribution by adding more customers and reducing its concentration of business from 100% to 93% of its four customers which is the result of the Company obtaining new customers in 2019.

Liquidity and Capital Resources

The Company has not incurred any significant long term debt during the development of its operations and as of September 30, 2019. The Company had current liabilities at September 30, 2019 aggregating $284,194 and current assets, not including inventory, of $159,297.

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

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

By:	/s/ Paul Adler
President

Dated: November 14, 2019

By:	/s/ Paul Adler
Chief Financial Officer

Dated: November 14, 2019