Form 10-K
period 2019-12-31
Global Diversified Marketing Group Inc.
filed 2020-03-16
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commissions file number 000-5889

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

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 13, 2020

Common Stock, par value $0.0001	13,010,200

Documents incorporated by reference:	None

PART I

Item 1.	Business

Global Diversified Marketing Group, Inc. (the “Company”) is a food and snack manufacturer, marketer and distributor through its subsidiary Global Diversified Holdings, Inc (“GDHI”) in the United States, Canada, and Europe. The Company operates through snack segments offering Italian Wafers, French Madeleines, Coconut Wafer Praline Bites, Italian Filled Croissants, and other gourmet snacks. The Company attends global food trade shows to seek out unique products and snacks. Once the Company identifies products that fit within its distribution channels, they will enter a non-exclusive manufacturing contract with a third party to produce products under the Company’s own trademarked brands for sale in the United States and/or global markets. Currently, the Company maintains five trademarks for its brands; each of which can and may cover numerous product lines with a variety of unique identifiers (known as SKU’s) offered under that brand name. The Company has non-contractual on-going relationships with many Fortune 500 companies including club and retail chain stores. The Company sells directly to these companies which purchase the items from the Company and distribute the items to their outlets for sale by the outlets. The Company also sells and distributes to DSD distributors and food-service distributors which in turn service vending machine channels as well as micro-markets and coffee pantries.

The Company sells its products throughout the United States and global markets to buyers which typically represent recognized large retail chain stores. The products are then distributed by the chains to their local outlets. The Company seeks out and develops snacks and gourmet foods to brand under its trademarks based on management’s beliefs as to consumer demand. The Company works closely with buyers to evaluate products with the intent to identify products that have likely customer demand.

The Company intends to continue to seek to develop additional gourmet foods and snack products under its trademarked brands and to expand the Company’s offering portfolio by identifying, producing and marketing new products. Management believes that the strategy of acquiring small brands regional brands and adding these to the Company’s national distribution can prove beneficial for the Company.

Vending Operations

In addition to placing its products with large retail specialty chains, the Company supplies products to vending channels throughout the United States through food service distributors. These vending machines are located in malls, service stations, and schools. The Company works with vending companies that have, in the aggregate, more than 100,000 machines nationwide. The Company supplies vending companies with products. The Company works directly with some vending companies and with others through its food service distributors. The broker pre-sells the products and the distributor services the accounts. When the distributor services the accounts, the distributor buys the product directly from the Company and pays on a net 10-day term. Vending machine sales represent approximately 6% to 9% of our revenues.

Products and Trademarked Brands

The Company currently has five trademark brands. Each brand encompasses numerous SKUs that are brought to the market from time to time. The Company produces its products primarily on an “on request” basis from its retail chain buyers for sale through such chains.

The Company’s trademark brands are listed on the left below with sample products for several of the trademarked brands itemized:

Biscottelli -	250g Wafers,
Mini Wafers, Filled
Croissants, Macarons

Dolcibono	250g Wafers

BonBons de Paris	Plain French Madeleines
Marble French
Madeleines

Coco Bliss	Coconut Wafer Bites

Fruttata	Jams (R&D stage), Fruit Snacks
(R&D)

Retail Chain Buyers

The primary distribution of the Company’s products is through specialty retail chains. The Company works with the buying office that determines placement for the Company’s products. The retail will then distribute the products to its retail outlets.

Marketing

Management believes that the Company’s products appeal to a wide range of consumers, including most age brackets. The young snackers, classified as those being between the ages of 18-34, tend to consume more snacks than average adults but the gourmet foods reach the broader adult market. The senior market tends to reduce snacks and gourmet foods.

The Company anticipates that its marketing strategy will use the internet and social media including Facebook, Instagram, and Twitter. The Company’s distribution channels consist of retailers, distributors, online e-commerce and vending companies. The Company’s marketing strategy is primarily targeted at the vendors and retail chain stores. The Company intends to utilize social media to create direct consumer interest in its products.

The Company anticipates utilizing the following opportunities to further their marketing program and to obtain information to adjust and modify, as needed, the marketing program.:

Networking. Networking is a low-cost but often effective means for the Company to generate partnerships and growth while bolstering personal commitments to the Company. Management will join wholesalers’ associations to network with other food manufacturers and distributors.

Trade Shows. The Company plans to attend trade shows and exhibitions related to the food manufacturing industry, such as SIAL, PLMA Amsterdam, Thaifex, Fancy Food, CIBUS, ISM, and ANUGA among others. Through attendance at conventions and trade shows, management remains knowledgeable and informed about advancements, trends and issues of concern in the market.

Direct Sales. The Company plans to employ a dedicated sales team to enact precise sales and promotional efforts in the near future.

Social Media and Food Blogging. The Company will manage its brands on social media sites, such as Facebook, Instagram, and Twitter. Twitter has proven an effective platform to conduct customer satisfaction surveys as well as solicit customer feedback on food products.

The rise in popularity of the food blogging community has given consumers a massive platform on which to share their opinion and make their voices heard. This has led to a rise in consumer concerns about food, with increasing emphasis being placed on healthy eating and organic produce. The Company will use food blogging websites to promote its products and highlight benefits that appeal to a new generation of socially-aware consumers.

Websites. A well-optimized website has been constructed, with proper site structure, page layout, and clear and easy navigation, along with targeted keywords embedded throughout the site to ensure prominent search engine placement and saturation. The Company’s websites www.360worldsnacks.com, www.biscottelli.com, www.gdmginc.com, www.dolcibono.com, www.fruttatasnacks.com are important marketing assets.

Product Activations

The Company will set up blind taste tests at neutral locations, in stores, malls and snack shops to let consumers sample products and to determine consumer preferences, and most importantly, find out the basis for those preferences. Is it the taste, the packaging, or the Company image? This will also serve as an opportunity for the Company to highlight its products directly to the consumer.

The Company anticipates that it will primarily target teens and adults up to age 65. The primary target market is “Young Snackers” that are 18-34 years old and tend to eat more snacks than other age groups. The trend of snacks between meals is especially strong with millennials and younger Americans. A quarter of American millennials, age 23 to 40, reported eating four or more times a day, compared to just 10% of Gen X and 9% of Baby Boomers. The Company believes that the senior age bracket (over 65) is not a strong snack market.

Competition

The snack food industry in the United States is very competitive, particularly in the savory and salty snack segment. In the United States, a study conducted by the Packaging Strategies reported that snacks account for 51% of all food sales, and 92% of adults in the US have snacked within the last 24 hours.

The Company has observed an increased demand for “healthy” snacks. In the United States, companies are finding success in the “snackable” fruit and vegetable category, such as grapes or baby carrots.

A challenge facing entrants in the snack and gourmet food market is the dominance of leading snack food producers, particularly the industry leader PepsiCo. Large producers may experience a high degree of brand and consumer loyalty and typically possess sufficient capital to invest in extensive advertising and promotions to obtain a greater market share. Furthermore, companies such as PepsiCo often benefit from higher profit margins when compared with small- to medium-sized operators, enabling them to lower their product prices and to engage in price-based competition with competitors. Multinational producers may also experience lower per-unit costs due to economies of scale and scope.

Trading Market

On January 7, 2020, the Company received its trading symbol “GDMK” from FINRA. Currently, there is no trading market for the securities of the Company. The Company intends to initially apply for admission to the quotation of its securities on the OTCQB or QX as soon as possible. There can be no assurance that the Company will qualify for the quotation of its securities on the OTCQB or QX.

Corporate History

The Company, formerly known as Dense Forest Acquisition Corporation, was incorporated in Delaware on December 1, 2017, and changed its name as part of a subsequent change in control. The Company filed a registration statement on Form 10 with the Securities and Exchange Commission (“SEC”) on January 19, 2018, registering its common stock by which it became a public reporting company sixty days thereafter.

Dense Forest Acquisition Corporation filed a Form 8-K noticing the filing with the State of Delaware of an amendment to its Certificate of Incorporation to change its name to Global Diversified Marketing Group, Inc. as part of a change in control of the Company. On June 13, 2018, the Company effected a change in control with the resignation of the then officers and directors, contribution back to the Company of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and the appointment of new officers and directors. On June 14, 2018, the new management of the Company issued 12,500,000 shares of its common stock to Paul Adler, the then president of the Company.

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc., a private New York snack and gourmet food company, (“GDHI”) by the Company with the issuance of shares of the Company’s common stock in exchange for the outstanding shares of common stock of GDHI. GDHI became a wholly-owned operating subsidiary of the Company (the “Acquisition”). The transaction is accounted for as a combination of entities under common control since the date of the Acquisition.

Prior to the Acquisition, the Company had no business and no operations. Pursuant to the Acquisition, the Company acquired the operations and business plan of GDHI. The discussion hereinafter of the business and operations of the Company refer to the Company subsequent to the Acquisition of GDHI and all such discussions primarily report the operations of its now subsidiary unless otherwise so indicated.

Employees

The Company has only one executive officer and one staff employee.

Subsidiaries

The wholly-owned subsidiary, Global Diversified Holdings, Inc., is the Company’s only subsidiary.

Item 2.	Properties

The Company has its office headquarters at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. The Company entered into a 60-month lease in October 2016 to rent 1,000 SF for $19,680 per year. The lease contains one five year renewal option with escalator clauses. The Company utilizes a 3PL warehouse in Carteret, New Jersey. The Company’s website is www.360worldsnacks.com. Management believes that its present facilities are adequate for its needs and that if it was required to do so, it could obtain similar facilities at a similar cost.

Item 3.	Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to the acquisition of GDHI as a subsidiary, the Company had no operations other than the administrative operations involved with the change in control. The information discussed herein below reflects the results of the Company’s subsidiary, GDHI, an operating company in the snack and gourmet food production, marketing and distribution industry.

Discussion of the Years Ended 2019 and 2018

Revenues and Cost of Sales

Sales for the year ended December 31, 2019 were $1,317,092 compared to sales in 2018 of $1,161,996, an increase of $155,097, or approximately 13.3%. For the year ended December 31, 2019, gross profit was $371,002 or 28.2% compared to gross profit of $397,617 or 34.2%. The increase in revenue is attributable to the addition of new customer and distribution channels. The decrease in gross profit and gross profit as a percentage of sales (“gross margin”) is partially attributable to two rush orders in 2019 to accommodate clients where we incurred approximately $27,000 in air shipment excess expense over ocean freight which were above normal levels. Additionally, the Company’s gross margin from period to period will vary based upon the Company’s product mix which ranges in margin, from 28% to 40%+. The Company believes that its normal~~ized~~ margin at higher volumes, if they are achieved, will be between 30-33% of sales, although there can be no assurances that such goals will be achieved.

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2019, four customers accounted for 91% of the Company revenues. In 2018, the same four customers accounted for 99% of the Company’s revenues. Loss of any one of these four customers would have a material adverse impact on the Company’s profitability and liquidity.

Operating expenses

Operating expenses for the year ended December 31, 2019, were $492,032 compared to $438,732 for the same period ended December 31, 2018, or an increase of $53,299, or an increase of approximately 12.1%. This increase in 2019 over 2018 levels is attributable to (1) an increase in payroll expense of $55,015 in 2019 due to an increase of $18,000 in salary to $198,000(plus associated payroll tax expense) for the Company’s president who became a payroll employee in 2019 when he whereas he was a consultant in 2018 (2) an increase of $60,755 in general and administrative expenses in 2019 over 2018 levels primarily due to a reclassification of storage and warehousing expense of approximately $40,000 compared to $-0- in 2018 and an increase in advertising and promotion of approximately $16,000; partially offset by (3) a decrease of $72,000 in legal and professional fees in 2019 compared to 2018 due to a decrease in legal and accounting fees incurred in 2018 to become a public company.

Other income and (expense)

Other income and (expense) is comprised of interest expense for the years ended December 31, 2019, and December 31, 2018. Interest expense increased to $29,955 in 2019 compared to $11,803 in 2018 due to higher levels of borrowings in 2019.

Liquidity and Capital Resources

As of December 31, 2019, and 2018, the Company had $22,291 and $21,515 in cash on hand, respectively. Net cash used in operating activities was $21,663 compared to $12,101 for the same period ended December 31, 2018. The increase in net cash used in operating activities is primarily attributable to an increase in operating losses of $98,066 in 2019 compared to the 2018 period; offset by a net increase in operating assets and liabilities of $88,503.

Cash flows from financing activities decreased to $22,292 for the period ended December 31, 2019, compared to $33,616 during the same period ended December 31, 2018. The decrease in net cash provided from financing activities is attributable to net issuances of common stock for $33,000 in the 2018 period compared to zero in the 2019 period, offset by an increase of $21,563 in loans payable.

The Company had lease payments for its office space of $19,923 in 2019 and $ 19,334 in 2018 and has continuing annual lease obligations of $20,517 in 2020 and $20,976 in 2021.

The Company has two short term asset-based credit lines. As of December 31, 2019, and December 31, 2018, respectively, the balances outstanding were as follows:

	12/31/2019	12/31/2018

Blue Vine Credit Line	$12,287	$59,125
LoanBuilder	86,184	17,077
	$98,471	$76,202

These credit facilities for Blue Vine and LoanBuilder bear interest at the rates of 26.4% and 13%, respectively. As of December 31, 2019, the Company had approximately $63,000 in unused availability on these lines.

Seasonality

The Company’s business is subject to seasonality with reduced sales in the fourth quarter of the year. Typically, sales are lower in the mid to end of the fourth quarter because the Company’s clients ramp up towards November and then they assess their inventory positions at year-end prior to placing new orders for the following year.

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

Going Concern

The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Total current liabilities for the year ended December 31, 2019, were $466,779 including $332,059 in accounts payable and accrued expenses compared to total current liabilities for year ended December 31, 2018, were $434,111 including $357,909 accounts payable and accrued expenses. Loans payables used to finance the Company’s business were $98,471 during the period ended December 31, 2019, compared $76,202 during the period ended December 31, 2018

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2019, and 2018 are attached included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.	Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

BF Borgers CPA PC., Lakewood, Colorado, the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as no such report is required for a smaller reporting company.

Changes in Internal Control Over Financial Reporting

In the fourth fiscal quarter of 2018, the Company changed control and consequently, the Company’s internal controls over its financial reporting were transferred to new management. However, such control rested with the principal officer prior to the change of control and with the change of control, it continues to rest with the principal officer, the Company’s sole officer. Thus such change has not materially affected or is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company as of December 31, 2019, and the date this report is filed, are as follows:

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

Paul Adler

President, Secretary, Chief Financial Officer and sole director of the Company.

Mr. Adler has over a decade of experience in food manufacturing and marketing industries having served as a board member in two food manufacturing companies. He developed a strong desire to bring healthy beverages and snacks to the market which began after he saw there were no healthy alternatives. Mr. Adler spent the first decade of his career in the securities industry as a broker/dealer company in the OSJ Supervisory role where he supervised sixteen registered representatives and was involved in all aspects of investment banking including public offerings and private placements. In 2008, Mr. Adler retired from the securities industry and established Beverage Brands, a company offering a line of healthy RTD teas and MATE fusion tea. Beverage Brands’ product placement reached over 2500 supermarkets in the Northeast and South.

In 2012, Mr. Adler established Fruttata Brand, a line of freeze-dried healthy fruit snacks, under the corporate umbrella of Global Diversified Holdings, Inc., the subsidiary of the current parent Global Diversified Marketing Group Inc (OTC: GDMK). Since 2012, Mr. Adler had worked with Global Diversified Holdings to continue its development as a manufacturer, marketer, and supplier of unique products. Under Mr. Adler’s expertise, the company has accelerated its product line development and brand additions to its portfolio in the later part of 2016. The Company has been bootstrapping itself and able to have a significant growth spurt without any outside capital. Mr. Adler has extensive knowledge of day to day business operations ranging from Wall Street companies to running a private company and has been successful at establishing long-lasting business relationships throughout his career.

Directors

The Company is authorized to have at least one director but no more than five.

Director Independence

The Board of Directors has determined that it does not have any independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships, and arrangements between our Company and our independent directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors.

Committees and Terms

The Board of Directors has not established any committees.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce the liability of management to the Company would most likely be prohibitively expensive and time-consuming.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company has only one officer and one director. The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files and will file with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that govern the Company’s employees, officers and Directors as the Company is not required to do so.

Instead of an Audit Committee, the Company’s director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Company’s director reviews the Company’s internal accounting controls, practices, and policies.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company anticipates that it will adopt a code of ethics when either the number of directors or the number of employees increases development, execution, and enforcement of such a code would be by the same persons and only persons to whom such code applied

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s operating subsidiary, GDHI, has a separate board of directors from the Company which consists of:

Name	Position

Paul Adler	President, Secretary, CFO, Director

Advisory Board

The Company has developed an unpaid advisory team that supports the Company and will provide guidance and contacts as needed and requested. The advisory board includes:

Michael Cascione. Michael Cascione, Sr. is the founder and president of Group C, whose various companies provide Pantry, Micro Markets, Coffee and Vending Services.

Anthony Cascione. Anthony Cascione is a lifetime member of the Vending industry and a partner in Group C and the son of Michael Cascione Sr.

Oleg Kaplun. In 2010, Mr. Kaplun started a food distribution company in New York to service specialty and ethnic markets.

James Donegan. Mr. Donegan has a 30 plus-year track record of accomplishment as a sales and marketing executive in the food industry.

Item 11.	Executive Compensation

The Company has not paid compensation to any executive officer or director. The Company’s subsidiary, GDHI, paid its president and director, Paul Adler, annual compensation of $198,000 and 180,000, for the years ended December 31, 2019, and December 31, 2018, respectively. The Company anticipates that it will continue paying such compensation to Mr. Adler with annual increases as approved by the Board.

The Company may choose to pay an additional salary or stock to its executive management in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table sets forth, as of March 5, 2010, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Position	Shares Owned	Percent of Class(1)

Paul Adler President, CFO, Director	12,500,200	96.1%

All Officers and Directors as a Group (1 person)	12,500,200	96.1%

(1) Based on 13,010,200 shares outstanding at the date of this Report. Mr. Adler’s address is care of the Company at the address listed on the cover page of this report.

The following table sets forth as of March 5, 2010, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s Series A Super Voting Preferred Stock.

Name and Position	Shares Owned	Percent of Class
Paul Adler, President, CEO, and Director	1,000	100%

Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Accordingly, Mr. Adler has an additional 100,000,000 votes in addition to his 12,500,200 common shares and together has an aggregate of 112,500,200 voting share equivalents equaling more than 99% of the voting power in the Company.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company issued 200 shares of its common stock in a stock-for-stock acquisition of its wholly-owned subsidiary, GDHI. GDHI was 100% owned by the President of the Company and the transaction cannot be deemed an arm’s length transaction.

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

	December 31, 2019	December 31, 2018
Audit-Related Fees	$31,340	23,100

The Company does not currently have an audit committee serving and as a result, its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement, Schedules

EXHIBITS:

3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed 1-19-2018)
3.2	By-laws (filed as exhibit to the Form 10-12G filed 1-19-2018)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed 1-19-2018)
3.4	Certificate of Amendment changing Company name - filed herewith
3.5	Certificate of Designation Series A Super Voting Preferred Stock (filed as an exhibit to the March 2, 2018 Form 8-K)
10.0	Agreement with Tiber Creek Corporation of March 22, 2018 (filed April 26, 2019)
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2019

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

DECEMBER 31, 2019

12

Reports of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global Diversified Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Diversified Marketing Group, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2017.
Lakewood, CO
March 16, 2020

Global Diversified Marketing Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$22,291	$21,515
Accounts receivable	52,284	2,005
Prepaid expenses	34,176	9,054
Inventory	224,375	453,002
Other assets	4,384	-
Total current assets	337,509	485,576
Property and equipment, net	1,945	2,501
Operating lease right of use assets	30,477	-
Other assets-security deposit	1,600	1,600
Total assets	$371,531	$489,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$332,059	$357,909
Current portion of operating lease payable	20,517	-
Loans payable	98,471	76,202
Total current liabilities	451,047	434,111
Long term liability- Operating Lease	15,732	-
Total liabilities	466,779	434,111

Commitments and contingencies		-

Stockholders’ Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,010,200 and 13,340,200 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,301	1,334
Additional paid-in capital	78,169	77,966
Retained earnings deficit	(174,718)	(23,734)
Total stockholders’ equity	(95,248)	55,566
Total liabilities and equity	$371,531	$489,677

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Operations

	December 31,	December 31,
	2019	2018

Sales	$1,317,092	$1,161,995
Cost of goods sold	946,090	764,378
Gross margin	371,002	397,617
Operating expenses:
Payroll and taxes	248,084	193,069
Legal and professional fees	55,131	127,154
Rent	28,896	19,344
General and administrative	159,920	99,165
Total operating expenses	492,032	438,732
Income (loss) from operations	(121,030)	(41,116)
Other income (expense)
Interest expense	(29,955)	(11,803)
Total other income (expense)	(29,955)	(11,803)
Income (loss) before income taxes	(150,984)	(52,919)
Provision for income taxes (benefit)	-	-
Net loss	(150,984)	$(52,919)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	12,944,088	13,085,718

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity

Balance, January 1, 2018	13,000,000	$1,300	$-	$29,185	$30,485

Private placement of common shares	340,000	34	77,966		78,000

Common shares issued in connection with the acquisition of a subsidiary	200

Net income (loss)				(52,919)	(52,919)

Balance, December 31, 2018	13,340,200	$1,334	$77,966	$(23,734)	$55,566

Net income (loss)				(150,984)	$(150,984)

Private placement of common shares	170,000	17	153		170

Common shares returned by founders	(500,000)	(50)	50		-

Balance, December 31, 2019	13,010,200	$1,301	$78,169	$(174,718)	$(95,248)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	$(150,984)	$(52,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	556	556
Changes in operating assets and liabilities:
Accounts receivable	(50,279)	16,103
Prepaid expenses	(25,122)	(4,180)
Right of use assets	(30,477)
Inventory	228,627	(91,974)
Other assets	(4,384)
Operating lease payable	36,250
Accounts payable	(25,850)	120,313
Net cash provided by (used in) operating activities	(21,663)	(12,101)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable	22,269	616
Issuances of common stock	170	78,000
Proceeds from the sale of convertible notes	-	(45,000)
Net cash provided by (used in) financing activities	22,439	33,616

Net increase (decrease) in cash and cash equivalents	776	21,515
Cash and cash equivalents at beginning of period	21,515	-
Cash and cash equivalents at end of period	$22,292	$21,515

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,955	$25,247
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC. NOTES

TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Global Diversified Marketing Group Inc. (the “Company”), formerly known as Dense Forest Acquisition Corporation, was incorporated in Delaware on December 1, 2017, and changed its name on June 13, 2018, as part of a change in control. As part of the change in control, its then officers and directors resigned and contributed back to the Company 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and appointed new officers and directors. On June 14, 2018, the new management of the Company issued 12.500,000 shares of its common stock to Paul Adler, the then president of the Company.

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the years 2019 and 2018 is reflected in these financial statements along with the expenses of the Company.

Prior to the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Company has adopted a December 31 year-end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

As of December 31, 2019, the Company has not issued any share-based payments to its employees. Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On December 31, 2019, and 2018, the Company had $22,291 and $21,515 of cash.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful; accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow.

Bad debt expense for the years ended December 31, 2019, and 2018 was $0; the allowance for doubtful accounts at December 31, 2019, and 2018 was $0.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $19,422 and $3,424 during the years ended December 31, 2019, and 2018, respectively.

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

The Company’s wholly-owned subsidiary, with the consent of its stockholder, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the stockholder(s) of an S Corporation is taxed individually on their proportionate share of the Company’s taxable income. Therefore, prior to the business combination discussed above, the Company had made no provision for income taxes. Effective with the business combination, the wholly-owned subsidiary became a C-corporation, and the loss incurred for the period as a C-corporation approximated $409,000. See Note 7.

The Company’s income tax returns are open for examination for up to the past three years under the statute of limitations. There are no tax returns currently under examination.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 GOING CONCERN

As of December 31, 2019, the Company had cash and cash equivalents of $22,291 and an accumulated deficit of $174,718. Additionally, the Company had accounts payable and accrued liabilities of $357,909. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,010,200 and 13,340,200 shares of common stock issued and outstanding as of December 31, 2019, and 2018, respectively.

The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. Preferred shares have not yet been issued.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019, and 2018, the Company incurred consulting fees of $198,000 and $180,000 respectively, related to services provided to it by an officer/ shareholder.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the years ended December 31, 2019, and 2018 was $28,896 and $19,334, respectively. The lease also required advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2020	20,517
Year ended December 31, 2021	20,976
Total minimum lease payments	$41,493

The Company also pays rental charges for warehouse and storage space under a three-year lease agreement dated May 18, 2017, with payments due calculated at $1,400 per container.

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding at December 31, 2019, and 2018 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	2019	2018
Credit Line - BlueVine	12,287	59,125
Credit Line – Loan Builder	86,184	17,077
Total loans payable	$98,471	$76,202

NOTE 7 – INCOME TAXES

For the period ended December 31, 2019, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry forward is approximately 409,000 on December 31, 2019.

The provision for Federal income tax consists of the following at December 31, 2019, and 2018:

	2019	2018
Federal income tax benefit attributable to:
Current Operations	$86,000	$56,700
Less: valuation allowance	(86,000)	(56,700)
Net provision for Federal income taxes	$-	$-

NOTE 8 – CONCENTRATIONS

The Company does substantially all of its business with 4 customers. These customers accounted for 91% and 99% of revenues for the years ended December 31, 2019, and 2018, respectively.

	2019	2018
Customer A	29%	31%
Customer B	25%	25%
Customer C	20%	23%
Customer D	17%	20%
Total	91%	99%

These same customers accounted for approximately 86% of the Company’s accounts receivable balances as of December 31, 2019.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Dated:	March 16, 2020	By:	/s/ Paul Adler
President

Dated:	March 16, 2020	By:	/s/ Paul Adler
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Paul Adler	Director	March 16, 2020

14