Form 10-Q
period 2020-03-31
Global Diversified Marketing Group Inc.
filed 2020-06-09
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-55889

GLOBAL DIVERSIFIED MARKETING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3707673
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4042 Austin Boulevard, Suite B

Island Park, New York 11558

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 800-550-5996

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2020
Common Stock, par value $0.0001	13,010,200

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

MARCH 31, 2020

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

MARCH 31, 2020

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$-	$22,291
Accounts receivable	39,020	52,284
Prepaid expenses	32,791	34,176
Inventory	343,539	224,375
Other assets	999	4,384
Total current assets	416,349	337,509
Property and equipment, net	1,806	1,945
Operating lease right of use assets	26,422	30,477
Other assets-security deposit	1,600	1,600
Total assets	$446,177	$371,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$197	$-
Accounts payable and accrued expense	344,152	332,059
Current portion of operating lease payable	20,517	20,517
Loans payable	147,153	98,471
Total current liabilities	512,019	451,047
Long term liability- Operating Lease	10,788	15,732
Total liabilities	522,807	466,779

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 13,010,200 and 13,010,200 issued and outstanding as of March 31, 2020 and December 31 2019, respectively	1,301	1,301
Additional paid-in capital	26,098,569	78,169
Retained earnings deficit	(26,176,500)	(174,718)
Total stockholders’ equity	(76,630)	(95,248)
Total liabilities and equity	$446,177	$371,531

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Sales, net	$339,961	$256,035
Cost of goods sold	171,858	185,419
Gross margin	168,103	70,616
Operating expenses:
Stock-based compensation related party	26,020,400	-
Payroll and taxes	62,413	63,611
Legal and professional fees	34,591	2,000
Rent	4,203	4,055
General and administrative	37,795	27,228
Total operating expenses	26,159,402	96,894
Income (loss) from operations	(25,991,299)	(26,278)
Other (expense)
Interest expense	(10,483)	(6,765)
Total other (expense)	(10,483)	(6,765)
Income (loss) before income taxes	(26,001,782)	(33,043)
Provision for income taxes (benefit)	-	-
Net loss	(26,001,782)	(33,043)

Basic and diluted earnings (loss) per common share	$(2.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	13,010,200	13,363,311

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Equity

Balance, December 31, 2018	-	$-	13,340,200	$1,334	$77,966	$(23,734)	$55,566

Private placement of common shares			40,000	4	36		40

Net income (loss)						(33,043)	(33,043)

March 31, 2019	-	$-	13,380,200	$1,338	$78,002	$(56,777)	$22,563

Balance December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$(95,248)

Issuance of super-voting preferred stock	1,000	-			26,020,400		26,020,400

Net income (loss)						(26,001,782)	(26,001,782)

Balance, March 31, 2020	1,000	$-	13,010,200	$1,301	$26,098,569	$(26,176,500)	$(76,630)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(26,001,782)	$(33,043)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	139	139
Stock-based compensation -related party	26,020,400
Changes in operating assets and liabilities:
Accounts receivable	13,264	(17,156)
Prepaid expenses	1,385	1,761
Right of use assets	-	(40,547)
Inventory	(119,165)	135,798
Right of use assets	4,055
Other assets	3,385	-
Operating lease payable	(4,944)	21,875
Cash overdraft	197
Accounts payable and accrued expenses	12,093	(111,548)
Net cash provided by (used in) operating activities	(70,973)	(42,721)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	48,682	37,734
Issuances of common stock	-	40
Net cash provided by (used in) financing activities	48,682	37,774

Net increase (decrease) in cash and cash equivalents	(22,291)	(4,947)
Cash and cash equivalents at beginning of period	22,291	21,515
Cash and cash equivalents at end of period	$-	$16,568

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,483	$6,765
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

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

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the periods presented are reflected in these unaudited consolidated financial statements along with the expenses of the Company.

Prior to the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017

COVID-19

On March 11, 2020, the world health organization (“who”) declared the covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 year-end.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

As of March 31, 2020, the Company has not issued any share-based payments to its employees. Under the modified prospective method, the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On March 31, 2020, and December 31, 2019, the Company had $-0- and $22,291 in cash, respectively.

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

Bad debt expense for the three months ended March 31, 2020, and 2019 was $-0-; the allowance for doubtful accounts on March 31, 2020, and December 31, 2019, was $-0-.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $6,682 and $3,424 during the three months ended March 31, 2020, and 2019, respectively.

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

The Company’s wholly-owned subsidiary, with the consent of its stockholder, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the stockholder(s) of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. Therefore, prior to the business combination discussed above, the Company had made no provision for income taxes. Effective with the business combination, the wholly-owned subsidiary became a C-corporation, and the loss incurred in 2018 for the period as a C-corporation approximated $270,000. See Note 7. The Company’s income tax returns are open for examination for up to the past three years under the statute of limitations. There are no tax returns currently under examination.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Adoption of ASC 842 - On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019, was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing on January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use asset and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $44,602 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

NOTE 2 – GOING CONCERN

As of March 31, 2020, the Company had cash and cash equivalents of $-0- and an accumulated deficit of $26,020,400. Additionally, the Company had a working capital deficit of $95,670. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,010,200 and shares of common stock issued and outstanding as of March 31, 2020, and December 31, 2019, respectively.

The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. On February 24, 2020, the Company filed a Certificate of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 1,000,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. A Stock has no conversion, dividend, or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power, be able to control the affairs of the Company. The Company has issued 1,000 shares of A Stock to Paul Adler, the company’s Chief Executive Officer, and majority shareholder giving him effective voting control over the Registrant’s affairs for the foreseeable future.

As a result of the issuance of super-voting rights enabling him to vote 100,000,000 shares, Mr. Adler has effective voting control of approximately 99.55% of the Company. In conjunction with the issuance of these 1,000 preferred shares, the Company recorded stock compensation expense, related party of $26,020,400 for the three months ended March 31, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, and 2019, the Company incurred wages of $52,500 and $49,500 respectively, related to services provided to it by its executive officer. Additionally, during the three months ended March 31, 2020, the Company’s CEO was awarded super-voting A Stock-see Note 3. Capital Stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months ended March 31, 2020, and 2019 were $4,203 and $4,055 respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2020	$20,517
Year ended December 31, 2021	20,976
Total minimum lease payments	$41,493

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding at March 31, 2020, and December 31, 2019 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	March 30, 2020	Dec. 31, 2019
Loan Builder	$73,352	$86,184
Credit Line - Blue Vine	73,801	12,287
Total loans payable	$147,153	$98,471

NOTE 6 – INCOME TAXES

For the period ended March 31, 2020, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax consists of the following at March 31, 2020, and December 31, 2019:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$3,900	$6,900
Less: valuation allowance	(3,900)	(6,900)
Net provision for Federal income taxes	$0	$0

NOTE 7 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the three months ended March 31, 2020, and 2019 (percentage of total sales of $339,961 and $256,035 respectively):

	2020	2019
Customer A	42%	36%
Customer B	24%	25%
Customer C	16%	19%
Customer D	11%	11%

NOTE 8 – SUBSEQUENT EVENTS

On April 17, 2020, the Registrant received a forgivable loan in the amount $28,642 of under the Federal Payroll Protection Program (“PPP”). While the rules under the PPP are complex and continue to evolve and be clarified, generally the PPP loan will be forgiven if, during a certain measuring period that begins with the receipt of the loan, at least 75% of the loan is applied to employee payroll expense with the balance applied to rent and utilities and the recipient employer has employees equal to 90% of the number of employees it had prior to receipt of the loan. Management believes it will be able to make the required certifications at the end of the 8 week period in June 2020 and the PPP Loan will be forgiven. To the extent the PPP Loan is not forgiven, it is converted into a two-year loan with an interest rate of 1% per annum,

On May 21, 2020, the Registrant received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has one wholly-owned subsidiary, Global Diversified Holdings Inc., through which it conducts all its operations.

Discussion of the Period Ended March 31, 2020, and the Period Ended March 31, 2019

Revenues and Cost of Sales

Sales for the three months ended March 31, 2020, were $339,961 compared to $256,035 for the same three-month period ended March 31, 2019, an increase of $83,926, or approximately 32.8%. The increase was primarily due to increased levels of purchasing by large customers and the addition of several new customers, including an increase of Amazon orders in the 2020 period.

For the three months ended March 31, 2020, we had four customers that represented 93% of our business, compared to 91% for the same four customers during the three months ended March 31, 2019. The loss of these customers could have a material adverse impact on our business.

Prior to the onset of COVID-19, we believed we were on track to generate significant revenue increases. Through the period ended March 31, 2020, we have been able to maintain substantially all of our sales volume however, there can be no assurances we will be able to continue doing so going forward due to the uncertainty of COVID-19.

Our gross operating margin which is calculated by subtracting the cost of sales from revenue was $168,103 for the three months ended March 31, 2020, compared to $70,616 for the same three-month period ended March 31, 2019, an increase of approximately 138%. This increase is attributable to higher sales levels in 2020 and due to an increase in the gross margin as a percentage of sales to 49.4% in the 2020 period compared to 27.6% in the 2019 period. Our gross margin percentage will vary due to the mix of our product sales. As we grow larger, we expect our normalized gross margin percentages to be in the range of 35-40%, although there can be no assurances, because our margins may be impacted by COVID-19.

Operating Expenses

Operating expenses for the three months ended were $26,159,402 for the three months ended March 31, 2020, compared to $103,659 during the three months ended March 31, 2019. The 2020 period includes a one-time non-cash charge of $26,020,400 in stock-based compensation related to the issuance of the Series A Preferred Stock with super-voting rights to the Company’s chief executive officer. See Note 3. Capital Stock. Excluding the charge of $26,020,400, operating expenses were $139,002 during the three months ended March 31, 2020, compared to $96,894 an increase of $42,108. The increase is primarily attributable to an increase in legal and professional fees, associated with being a public company of $32,591 for the three months ended March 31, 2020, compared to the same period in 2019. During the 2020 period, general and administrative expenses also increased by approximately $10,000 due to an increase in overall company activity. Approximately $3,200 of this increase was in advertising costs.

Other Expense

Other expense was $10,483, comprised entirely of interest expense for the three months ended March 31, 2020, compared to $6,765 during the same period ended March 31, 2019. The increase is attributable to the higher levels of factoring during the 2020 period.

Liquidity and Capital Resources

Net cash used in operating activities was $70,973 during the three months ended March 31, 2020, compared to net cash used of $42,721 for the three months ended March 31, 2019. The increase in net cash used is attributable to an improvement in net income, net of non-cash stock-based compensation; offset by increased changes in operating assets and liabilities.

Net cash provided by operating financing activities increased in the 2020 period from $48,682 to $37,774 during the same period ended March 31, 2020.

Currently, the Company’s liquidity is provided by operations and factoring. In the event COVID-19 results in decreased sales and profits, our ability to obtain factoring for our receivables could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

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

Management is also responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded, as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

In the present case of the Company, management maintained sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized, and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

GLOBAL DIVERSIFIED MARKETING GROUP INC.

	By:	/s/ Paul Adler
President
Dated: June 9, 2020

	By:	/s/ Paul Adler
Chief Financial Officer
Dated: June 9, 2020