Form 10-Q/A
period 2020-03-31
Global Diversified Marketing Group Inc.
filed 2020-06-16
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ending March 31, 2020 filed June 9, 2020 (the “Original Report”) is being filed to include the information below regarding our reliance the SEC’s conditional exemptive orders issued in response to the Covid-19 pandemic. With the exception of the additional disclosures set forth below, all disclosures contained in the Original Report are unchanged.

On May 14, 2020, Global Diversified Marketing Group, Inc. (the “Company”) filed a Current Report on Form 8-K, accordance with the SEC’s March 25, 2020 Order (Release No. 34-88465) (the “Order”), which allowed for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended, which indicated that the filing of this report would be delayed. The Company filed the Original Report well within the time periods prescribed in the Order and in reliance thereon.

The preparation of the Company’s Original Report, including financial statements and completion of the review process, was delayed by government-imposed quarantines, office closures and travel restrictions, which affected both the Company’s and its service provider’s personnel. Specifically, the Company is located in Nassau County New York, which even as of today, is only in Phase One of New York State’s reopening plan in response to the spread of Covid–19. With the exception of New York City and neighboring Suffolk County, the balance of New York State is in the much less restrictive Phase Two or Three of New York State’s reopening plan. This has caused our personnel to work remotely delaying the processing of certain of its accounting records and receipts required to complete the review of the Company’s financial statements and as a result we have availed ourselves of the benefit of the Order.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

	By:	/s/ Paul Adler
President
Dated: June 16, 2020

	By:	/s/ Paul Adler
Chief Financial Officer
Dated: June 16, 2020