Form 10-Q
period 2020-06-30
Global Diversified Marketing Group Inc.
filed 2020-08-11
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2020
Common Stock, par value $0.0001	13,082,200

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

JUNE 30, 2020

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

JUNE 30, 2020

1

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$72,093	$22,291
Accounts receivable	106,114	52,284
Prepaid expenses	25,990	34,176
Inventory	203,779	224,375
Other assets	2,147	4,384
Total current assets	410,124	337,509
Property and equipment, net	1,667	1,945
Operating lease right of use assets	22,367	30,477
Other assets-security deposit	1,600	1,600
Total assets	$435,758	$371,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$306,318	$332,059
Current portion of operating lease payable	20,517	20,517
Government loans payable	29,800	-
Loans payable	69,860	98,471
Total current liabilities	426,494	451,047
Government loans payable-long term	149,900
Long term liability- operating lease	5,844	15,732
Total liabilities	582,238	466,779

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,070,200 and 13,010,200 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,361	1,301
Additional paid-in capital	26,218,509	78,169
Retained earnings deficit	(26,366,350)	(174,718)
Total stockholders’ equity	(146,480)	(95,248)
Total liabilities and equity	$435,758	$371,531

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Sales, net	$253,341	$418,638	$593,302	$674,290
Cost of goods sold	192,917	288,044	364,775	473,463
Gross margin	60,424	130,594	228,527	200,827
Operating expenses:
Stock based compensation -related party	-	-	26,020,400	-
Payroll and taxes	56,095	63,663	118,508	127,274
Legal and professional fees	133,756	13,081	168,347	15,081
Rent	4,204	4,055	8,407	8,110
General and administrative	50,745	60,656	88,540	87,884
Total operating expenses	244,800	141,455	26,404,202	238,349
Income (loss) from operations	(184,376)	(10,861)	(26,175,675)	(37,522)
Other (expense)
Interest expense	(5,475)	-	(15,958)	(15,867)
Total other (expense)	(5,475)	-	(15,958)	(15,867)
Income (loss) before income taxes	(189,850)	(10,861)	(26,191,632)	(53,389)
Provision for income taxes (benefit)	-	-	-	-
Net loss	(189,850)	(10,861)	(26,191,632)	(53,389)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(2.01)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	13,070,200	13,113,936	13,040,200	13,237,935

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and June 30, 2019

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity

Balance, December 31, 2018	-	$-	13,340,200	$1,334	$77,966	$(23,734)	$55,566

Private placement of common shares			40,000	4	36		40

Net income (loss)						(33,043)	(33,043)

Balance March 31, 2019	-	$-	13,380,200	$1,338	$78,002	$(56,777)	$22,563

Net income (loss)
						(20,346)	(20,346)
Private placement of common shares			90,000	9	81		90

Common shares returned by founders			(500,000)	(50)	50		-

Balance, June 30, 2019	-	$-	12,970,200	$1,297	$131	$(77,123)	$2,307

Balance December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$(95,248)

Issuance of super voting preferred stock	1,000	-			26,020,400		26,020,400

Net income (loss)						(26,001,782)	(26,001,782)

Balance, March 31, 2020	1,000	$-	13,010,200	$1,301	$26,098,569	$(26,176,500)	$(76,630)

Net income(loss)						(189,850)	(189,850)

Common stock issued for services			60,000	60	119,940		120,000

Balance, June 30, 2020	1,000	$-	13,070,200	$1,361	$26,218,509	$(26,366,350)	$(146,480)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(26,191,632)	$(53,389)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	278	278
Stock-based compensation -related party	26,020,400
Common stock issued for services	120,000
Changes in operating assets and liabilities:
Accounts receivable	(53,830)	(35,725)
Prepaid expenses	8,186	2,507
Right of use assets	8,110	(36,492)
Inventory	20,596	302,179
Other assets	2,237
Operating lease payable	(9,888)	31,514
Accounts payable and accrued expenses	(25,741)	(229,957)
Net cash provided by (used in) operating activities	(101,286)	(19,085)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	(28,612)	16,533
Government loans	179,700	-
Issuances of common stock	-	130
Net cash provided by (used in) financing activities	151,088	16,663

Net increase (decrease) in cash and cash equivalents	49,802	(2,422)
Cash and cash equivalents at beginning of period	22,291	21,515
Cash and cash equivalents at end of period	$72,093	$19,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,958	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS JUNE 30, 2020 and 2019

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

Stock-Based Compensation

As of June 30, 2020, the Company has not issued any share-based payments to its employees. Under the modified prospective method, the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. On June 30, 2020, and December 31, 2019, the Company had $72,093 and $22,291 in cash, respectively.

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

Bad debt expense for the six months ended June 30, 2020 and 2019 were $3,039 and $-0-, respectively. The allowance for doubtful accounts on June 30, 2020, and December 31, 2019, was $-0-.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $17,381 and $4,839 during the six months ended June 30, 2020, and 2019, respectively.

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

The Company’s wholly-owned subsidiary, with the consent of its stockholder, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code. Instead of paying federal corporate income taxes, the stockholder(s) of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. Therefore, prior to the business combination discussed above, the Company had made no provision for income taxes. Effective with the business combination, the wholly-owned subsidiary became a C-corporation, and the loss incurred in 2018 for the period as a C-corporation approximated $270,000. See Note 7. The Company’s income tax returns are open for examination for up to the past six years under the statute of limitations. There are no tax returns currently under examination.

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

NOTE 2 – GOING CONCERN

As of June 30, 2020, the Company had cash and cash equivalents of $72,093 and an accumulated deficit of $26,366,650. Additionally on June 30, 2020 the Company had a working capital deficit of $16,370. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 17, 2020, the Company received a forgivable loan in the amount $28,642 of under the Federal Payroll Protection Program (“PPP”). While the rules under the PPP are complex and continue to evolve and be clarified, generally the PPP loan will be forgiven if, during a certain measuring period that begins with the receipt of the loan, at least 75% of the loan is applied to employee payroll expense with the balance applied to rent and utilities and the recipient employer has employees equal to 90% of the number of employees it had prior to receipt of the loan. Management believes it will be able to make the required certifications by November 15, 2020 and the PPP Loan will be forgiven. To the extent the PPP Loan is not forgiven, it is converted into a two year loan with an interest rate of 1% per annum,

On May 21, 2020, the Registrant received a loan from the Small Business Administration in the amount of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

The PPP loan is being applied as required under the PPP Program and the SBA Loan is being used for general working capital. These loans have improved the Company’s liquidity and working capital.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – EQUITY

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,070,200 and 13,010,000 shares of common stock issued and outstanding as of June 30, 2020, and December 31, 2019, respectively. During the six month period ended June 30, 2020 the Company issued 60,000 common shares to a consultant and recorded a charge to legal and professional fees of $120,000.

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

As a result of the issuance of super-voting rights enabling him to vote 100,000,000 shares, Mr. Adler has effective voting control of approximately 99% of the Company. In conjunction with the issuance of these 1,000 preferred shares, the Company recorded stock compensation expense, related party of $26,020,400 for the six months ended June 30, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, and 2019, the Company incurred wages of $111,911 and $94,500 respectively, related to services provided to it by its executive officer. Additionally, during the six months ended June 30, 2020, the Company’s CEO was awarded super-voting A Stock-see Note 3. Capital Stock

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the six months ended June 30, 2020, and 2019 were $4,203 and $4,055 respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2020	$22,367
Year ended December 31, 2021	5,844
Total minimum lease payments	$28,211

NOTE 6 – LOANS PAYABLE

The Company had loans outstanding at June 30, 2020, and December 31, 2019 as follows:

Short Term

	June 30, 2020	Dec. 31, 2019
Loan Builder (a)	$60,700	$86,184
Government loan PPP Plan (b)	29,800	-
Credit Line - Blue Vine (a)	8,980	12,287
Total loans payable	$99,680	$98,471

(a)	Represents notes payable from factoring with varying rates of interest and fees, and no set minimum monthly payments
(b)	On April 17, 2020, the Company received a forgivable loan in the amount $28,642 of under the Federal Payroll Protection Program (“PPP”). While the rules under the PPP are complex and continue to evolve and be clarified, generally the PPP loan will be forgiven if, during a certain measuring period that begins with the receipt of the loan, at least 75% of the loan is applied to employee payroll expense with the balance applied to rent and utilities and the recipient employer has employees equal to 90% of the number of employees it had prior to receipt of the loan. Management believes it will be able to make the required certifications by November 15, 2020 and the PPP Loan will be forgiven. To the extent the PPP Loan is not forgiven, it is converted into a two-year loan with an interest rate of 1% per annum,

Long Term

As of June 30, 2020 the Company had $149,900 in long term loans outstanding compared to $-0- as of December 31, 2019. On May 21, 2020, the Company received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

NOTE 7 – INCOME TAXES

For the period ended June 30, 2020, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax consists of the following at June 30, 2020, and December 31, 2019:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$0	$6,900
Less: valuation allowance	0	(6,900)
Net provision for Federal income taxes	$0	$0

NOTE 8 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the six months ended June 30, 2020, and 2019 (percentage of total sales of $593,302 and $674,290 respectively):

	2020	2019
Customer A	35%	29%
Customer B	24%	25%
Customer C	17%	25%
Customer D	10%	19%

NOTE 9 – SUBSEQUENT EVENTS

On July 30, 2020 the company entered into a service agreement with a website and social media consultant and issued 12,000 shares as partial payment for their services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has one wholly-owned subsidiary, Global Diversified Holdings Inc., through which it conducts all its operations.

Recent Developments

On April 17, 2020, the Company received a forgivable loan in the amount $28,642 of under the Federal Payroll Protection Program (“PPP”). While the rules under the PPP are complex and continue to evolve and be clarified, generally the PPP loan will be forgiven if, during a certain measuring period that begins with the receipt of the loan, at least 75% of the loan is applied to employee payroll expense with the balance applied to rent and utilities and the recipient employer has employees equal to 90% of the number of employees it had prior to receipt of the loan. Management believes it will be able to make the required certifications by November 15, 2020 and the PPP Loan will be forgiven. To the extent the PPP Loan is not forgiven, it is converted into a two-year loan with an interest rate of 1% per annum,

On May 21, 2020, the Registrant received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

These loans helped improve the Company’s liquidity and reliance on factoring during the CURRENT PERIOD.

Discussion of the Three and Six Month Periods Ended June 30, 2020, and the Period Ended June 30, 2019

Revenues and Cost of Sales

Sales for the three months ended June 30, 2020, were $253,341 compared to $418,638 for the same three month period ended June 30, 2019, a decrease of $165,297. This decrease in the 2020 period is directly attributable to the impact of COVID-19 on the US economy and our customers. Sales for the six months ended June 30, 2020, were $593,3012 compared to $674,290 for the same six month period ended June 30, 2019, a decrease of $80,988. Our sales level had been trending higher in our first quarter ended March 31, 2020 prior to the onset on COVID -19, however, there can be no assurance that we will be able to achieve our historic sales level in the immediate future.

For the six months ended June 30, 2020, we had four customers that represented 86% of our business, compared to 98% for the same four customers during the six months ended June 30, 2019. The loss of any these customers could have a material adverse impact on our business.

Our gross operating margin which is calculated by subtracting the cost of sales from revenue was $60,424 for the three months ended June 30, 2020, compared to $130,594 for the same three-month period ended June 30, 2019, a decrease of $70,170. This decrease is attributable to lower sales levels in 2020. Our gross margin as a percentage of sales was 23.9% in the three months ended June 30, 2020 compared to 31.1% in the same 2019 period.

Our gross operating margin was $228,527 for the six months ended June 30, 2020, compared to $200,827 for the same three-month period ended June 30, 2019, an increase of $27,700. This increase in operating gross margin is attributable to our product mix in 2020. Our gross margin as a percentage of sales was 38.5% in the six months ended June 30, 2020 compared to 29.8% in the same 2019 period. Our gross margin percentage will vary due to the mix of our product sales. As we grow larger, we expect our normalized gross margin percentages to be in the range of 35-40%, although there can be no assurances, because our margins may be impacted by COVID-19.

2

Operating Expenses

Operating expenses for the six months ended were $26,404,202 for the six months ended June 30, 2020, compared to $244,800 during the six months ended June 30, 2019. The 2020 period includes a non-cash charge of $26,020,400 in stock-based compensation related to the issuance of the Series A Preferred Stock with super-voting rights to the Company’s chief executive officer, and a $120,000 non-cash charge to professional expenses due to the issuance of 60,000 restricted common shares to a consultant. See Note 3. Capital Stock. Excluding the charges of $26,020,400 and $120,000, operating expenses were $263,802 during the six months ended June 30, 2020, compared to $238,349, an increase of $24,453. This increase is primarily attributable to increased advertising expenses in the 2020 period to help support sales levels. Most of our operating expense are generally fixed, and we do not have the ability to reduce our operating expense proportionally with sales decrease in the future that may be caused by COVID-19.

Other Expense

Other expense was $15,958 comprised entirely of interest expense for the six months ended June 30, 2020, compared to $15,867 during the same period ended June 30, 2019.

Net loss

Net loss for the six months ended June 30, 2020 was $26,191,632 compared to a net loss of $53,389 for the six months ended June 30, 2019. The loss for the 2020 period includes a charge of $26,020,400 related to the issuance of super voting preferred stock -see Footnote 3. Equity, and a charge of $120,000 relating to the issuance of 60,000 shares of common stock to a consultant. Excluding these items, the net loss for the 2020 period is $51,232 compared to a net loss of $53,389 for the six months ended June 30, 2019. The slight decrease in the net loss in the 2020 period compared to the same period in 2019 is attributable to increased gross margin of $27,700 in the six months ended June 30, 2020, offset by an increase of $25,453 in operating expense.

Liquidity and Capital Resources

Net cash used in operating activities was $101,286 during the six months ended June 30, 2020, compared to net cash used of $19,085 for the six months ended June 30, 2019, an increase of $82,201. The increase in net cash used in operating activities is attributable to net changes in operating assets and liabilities.

Net cash provided by financing activities during the six months ended June 30, 2020 was $192,093 compared to $19,093 during the same period six month period ended June 30, 2019. The increase is primarily attributable to the receipt of $178,642 in SBA financing due to COVID-19

Currently, the Company’s liquidity is provided by SBA COVID-19 loans and factoring. In the event COVID-19 results in continuing decreased sales and profits, our ability to obtain additional factoring for our receivables could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

3

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

4

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the GLOBAL DIVERSIFIED MARKETING GROUP INC. (the “Company”) and the Company is unaware of any such proceedings contemplated against it.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

	By:	/s/ Paul Adler
President
Dated: August 11, 2020

	By:	/s/ Paul Adler
Chief Financial Officer
Dated: August 11, 2020

6