Form 10-Q
period 2020-09-30
Global Diversified Marketing Group Inc.
filed 2020-11-04
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding on November 3, 2020
Common Stock, par value $0.0001	13,127,200

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2020

1

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$23,500	$22,291
Accounts receivable	255,728	52,284
Prepaid expenses	13,156	34,176
Inventory	114,137	224,375
Other assets	999	4,384
Total current assets	407,520	337,509
Property and equipment, net	1,528	1,945
Operating lease right of use assets	18,312	30,477
Other assets-security deposit	1,600	1,600
Total assets	$428,960	$371,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$267,759	$332,059
Current portion of operating lease payable	20,517	20,517
Loans payable	30,865	98,471
Total current liabilities	319,141	451,047
Government loans payable-long term	149,900
Long term liability- operating lease	900	15,732
Total liabilities	469,941	466,779

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,127,200 and 13,010,200 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,418	1,301
Additional paid-in capital	26,264,807	78,169
Retained earnings deficit	(26,307,206)	(174,718)
Total stockholders’ equity	(40,981)	(95,248)
Total liabilities and equity	$428,960	$371,531

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Sales, net	$667,237	$366,354	$1,260,539	$1,040,644
Cost of goods sold	420,698	222,357	785,473	695,820
Gross margin	246,539	143,997	475,066	344,824
Operating expenses:
Stock based compensation -related party	-		26,020,400	-
Payroll and taxes	55,006	63,206	173,514	190,480
Legal and professional fees	57,773	7,536	226,120	22,617
Rent	4,203	4,055	12,610	12,165
General and administrative	91,839	48,219	180,379	136,103
Total operating expenses	208,821	123,016	26,613,023	361,365
Income (loss) from operations	37,718	20,981	(26,137,957)	(16,541)
Other (expense)
Interest expense	(7,215)	(6,855)	(23,173)	(22,722)
Miscellaneous income	28,642	-	28,642	-
Total other (expense)	21,427	(6,855)	5,469	(22,722)
Income (loss) before income taxes	59,144	14,126	(26,132,488)	(39,263)
Provision for income taxes (benefit)	-	-	-	-
Net loss	59,144	14,126	(26,132,488)	(39,263)

Basic and diluted earnings (loss) per common share	$0.00	$0.00	$(2.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	13,100,461	13,004,765	13,060,434	12,921,808

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaduited) Consolidated Statements of Changes in Stockholders’ Equity

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity

Balance, December 31, 2018	-	$-	13,340,200	$1,334	$77,966	$(23,734)	$55,566

Private placement of common shares			40,000	4	36		40

Net income (loss)						(33,043)	(33,043)

Balance March 31, 2019	-	$-	13,380,200	$1,338	$78,002	$(56,777)	$22,563

Net income (loss)
						(20,346)	(20,346)
Private placement of common shares			90,000	9	81		90

Common shares returned by founders			(500,000)	(50)	50		-

Balance, June 30, 2019	-	$-	12,970,200	$1,297	$78,133	$(77,123)	$2,307

Net income (loss)						14,126	14,126

Private placement of common shares			40,000	4	36		40

Balance, September 30, 2019	-	$-	13,010,200	$1,301	$78,169	$(62,997)	$16,473

Balance December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$(95,248)

Issuance of super voting preferred stock	1,000	-			26,020,400		26,020,400

Net income (loss)						(26,001,782)	(26,001,782)

Balance, March 31, 2020	1,000	$-	13,010,200	$1,301	$26,098,569	$(26,176,500)	$(76,630)

Net income(loss)						(189,850)	(189,850)

Common stock issued for services			60,000	60	119,940		120,000

Balance, June 30, 2020	1,000	$-	13,070,200	$1,361	$26,218,509	$(26,366,350)	$(146,480)

Net income(loss)						59,144	59,144

Common stock issued for services			57,000	57	46,298		46,355

Balance, September 30, 2020	1,000	$-	13,127,200	$1,418	$26,264,807	$(26,307,206)	$(40,981)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(26,132,488)	$(39,263)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	417	417
Stock-based compensation -related party	26,020,400	-
Common stock issued for services	166,355	-
Changes in operating assets and liabilities:
Accounts receivable	(203,444)	(127,153)
Prepaid expenses	21,020	(20,090)
Right of use assets	12,165	(32,437)
Inventory	110,238	327,400
Other assets	3,385	-
Operating lease payable	(14,832)	26,570
Accounts payable and accrued expenses	(64,300)	(127,977)
Net cash provided by (used in) operating activities	(81,085)	7,467

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	(67,606)	(28,157)
Government loans-net	149,900	170
Net cash provided by (used in) financing activities	82,294	(27,987)

Net increase (decrease) in cash and cash equivalents	1,209	(20,520)
Cash and cash equivalents at beginning of period	22,291	21,515
Cash and cash equivalents at end of period	$23,500	$995

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,173	$22,722
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS SEPTEMBER 30, 2020 and 2019

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

Before the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017.

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

COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

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

Stock-Based Compensation

As of September 30, 2020, the Company has not issued any share-based payments to its employees. Under the modified prospective method, the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. On September 30, 2020, and December 31, 2019, the Company had $23,500 and $22,291 in cash, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful; accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow.

Bad debt expense for the nine months ended September 30, 2020, and 2019 were $3,039 and $-0-, respectively. The allowance for doubtful accounts on September 30, 2020, and December 31, 2019, was $-0-.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $67,985 and $7,376 during the nine months ended September 30, 2020, and 2019, respectively. Included in advertising and marketing expenses are

Impairment of Long-Lived Assets

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

NOTE 2 – GOING CONCERN

As of September 30, 2020, the Company had cash and cash equivalents of $23,500 and an accumulated deficit of $(26,307,206). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 17, 2020, the Company received a forgivable loan in the amount $28,642 under the Federal Payroll Protection Program (“PPP”). While the rules under the PPP are complex and continue to evolve and be clarified, generally the PPP loan will be forgiven if, during a certain measuring period that begins with the receipt of the loan, at least 75% of the loan is applied to employee payroll expense with the balance applied to rent and utilities and the recipient employer has employees equal to 90% of the number of employees it had prior to receipt of the loan.

The proceeds from the PPP loan were applied to certain expenses as required to qualify for forgiveness under the PPP Program. As a result, for the period ended September 30, 2020, the Company recorded $28,642 in “Other Income” on its Consolidated Statements of Operations.

On May 21, 2020, the Registrant received a loan from the Small Business Administration in the amount of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

Both of these loans significantly improved the Company’s liquidity and working capital.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – EQUITY

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,127,200 and 13,010,000 shares of common stock issued and outstanding as of September 30, 2020, and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company issued the following shares:

On February 26, 2020, the Company issued 60,000 restricted common shares to a consultant and recorded a charge of $120,000.

On July 30, 2020, the Company issued 12,000 restricted common shares to an investment banking firm and recorded a charge of $12,600.

On August 14, 2020, the Company issued 30,000 shares to an investment banking firm and recorded a charge of $22,503.

On August 19, 2020, the Company issued 15,000 restricted common shares to a consultant and recorded a charge of $11,252.

All of these charges were recorded as “professional fees” on the Company’s Consolidated Statements of Operations during the nine months ended September 30, 2020.

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

As a result of the issuance of super-voting rights enabling him to vote 100,000,000 shares, Mr. Adler has effective voting control of approximately 99% of the Company. In conjunction with the issuance of these 1,000 preferred shares, the Company recorded stock compensation expense, related party of $26,020,400 for the nine months ended September 30, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, and 2019, the Company incurred wages of $165,938 and $150,000 respectively, related to services provided to it by its executive officer. Additionally, during the nine months ended September 30, 2020, the Company’s CEO was awarded super-voting A Stock-see Note 3. Capital Stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the nine months ended September 30, 2020, and 2019 were $4,203 and $4,055 respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2020	$20,517
Year ended December 31, 2021	900
Total minimum lease payments	$21,417

NOTE 6 – LOANS PAYABLE

The Company had loans outstanding on September 30, 2020, and December 31, 2019, as follows:

Short Term

	September 30, 2020	Dec. 31, 2019
Loan Builder (a)	$33,453	$86,184
Credit Line - Blue Vine (a)	(2,588)	12,287
Total loans payable	$30,865	$98,471

(a)	Represents notes payable from factoring with varying rates of interest and fees, and no set minimum monthly payments

Long Term

As of September 30, 2020, the Company had $149,900 in long term loans outstanding compared to $-0- as of December 31, 2019. On May 21, 2020, the Company received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

NOTE 7 – INCOME TAXES

For the period ended September 30, 2020, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax consists of the following on September 30, 2020, and December 31, 2019:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$-	$8,200
Less: valuation allowance	-	(8,200)
Net provision for Federal income taxes	$-	$0

NOTE 8 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the nine months ended September 30, 2020, and 2019 (percentage of total sales of $1,260,539 and $1,040,644 respectively):

	2020	2019
Customer A	28%	30%
Customer B	23%	26%
Customer C	21%	19%
Customer D	13%	18%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has one wholly-owned subsidiary, Global Diversified Holdings Inc., through which it conducts all its operations.

Recent Developments

On April 17, 2020, the Company received a forgivable loan in the amount $28,642 of under the Federal Payroll Protection Program (“PPP”).

The proceeds from the PPP loan were applied to certain expenses as required to qualify for forgiveness under the PPP Program. As a result for the period ended September 30, 2020, the Company recorded $28,642 in “Other Income” on its Consolidated Statements of Operations.

On May 21, 2020, the Registrant received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

These loans helped improve the Company’s liquidity and reliance on factoring during the current period.

Discussion of the Three and Nine Month Periods Ended September 30, 2020, and the Period Ended September 30, 2019

Revenues and Cost of Sales

Sales for the three months ended September 30, 2020, were $667,237 compared to $366,354 for the same three month period ended September 30, 2019, an increase of $300,883. Sales for the nine months ended September 30, 2020, were $1,260,539 compared to $1,040,644 for the same nine-month period ended September 30, 2019, an increase of $219,895. Our sales increase in both the three and nine months is attributable to the addition of new customers, new products as well as increased sales to existing customers; offset by the impact of Covid-19.

For the nine months ended September 30, 2020, we had four customers that represented 85% of our business, compared to 94% for the same four customers during the nine months ended September 30, 2019. The loss of any of these customers could have a material adverse impact on our business.

Our gross operating margin which is calculated by subtracting the cost of sales from revenue was $246,539 for the three months ended September 30, 2020, compared to $143,997 for the same three-month period ended September 30, 2019, an increase of $102,542. This increase is attributable to higher sales levels in 2020. Our gross margin as a percentage of sales was 36.9% in the three months ended September 30, 2020, compared to 39.3% in the same 2019 period.

Our gross operating margin was $475,066 for the nine months ended September 30, 2020, compared to $344,824 for the same three-month period ended September 30, 2019, an increase of 130,242. This increase in operating gross margin is attributable to increased sales in 2020. Our gross margin as a percentage of sales was 37.7% in the nine months ended September 30, 2020, compared to 33.1%% in the same 2019 period. Our gross margin percentage will vary due to the mix of our product sales. We expect our gross margin percentages to be in the range of 35-40%, going forward, although there can be no assurances.

2

Operating Expenses

Operating expenses for the nine months ended were $26,613,023 for the nine months ended September 30, 2020, compared to $361,365 during the nine months ended September 30, 2019. The 2020 period includes a non-cash charge of $26,020,400 in stock-based compensation related to the issuance of the Series A Preferred Stock with super-voting rights to the Company’s chief executive officer, and $166,635 in non-cash charges to professional expenses due to the issuance of restricted common shares to consultants and investment bankers, see Note 3. Capital Stock. Excluding the charges of $26,020,400 and $166,635, operating expenses were $425,988 during the nine months ended September 30, 2020, compared to $361,365, an increase of $64,623. This increase in 2020 is primarily attributable to increased advertising expenses of approximately $60,000 in the 2020 period to help support sales levels.

Other Income (Expense)

Other income and expense is comprised of other income items and interest expense. Other income was $5,469 for the nine months ended September 30, 2020, compared to $22,722 in other expense during the same period ended September 30, 2019. The improvement in other income and expense of $28,181 is attributable to the recording of income for the forgiveness of $28,642 in PPP loans as described throughout this report

Net income (loss)

Net loss for the nine months ended September 30, 2020, was $26,132,488 compared to a net loss of $39,263 for the nine months ended September 30, 2019. The loss for the 2020 period includes a charge of $26,020,400 related to the issuance of super-voting preferred stock -see Footnote 3. Equity, a non-cash charge of $166,635 relating to the issuance of shares of common stock to service providers and other income of $28,642 in other income from the forgiveness of the PPP loan. Excluding these items, the profit for the 2020 period is $25,905 compared to a net loss of $39,263 for the nine months ended September 30, 2019. The increase in profit in the 2020 period compared to the same period in 2019 is attributable to an increased gross margin of $130,242 from higher sales levels in the nine months ended September 30, 2020, offset by an increase of $64,623 in operating expense.

Liquidity and Capital Resources

Net cash used in operating activities was $81,085 during the nine months ended September 30, 2020, compared to net cash provided of $7,467 for the nine months ended September 30, 2019, a decrease of $88,552. The increase in net cash used in operating activities is attributable to net changes in operating assets and liabilities.

Net cash provided by financing activities during the nine months ended September 30, 2020, was $82,294 compared to $27,987 used in financing activities during the same period nine-month period ended September 30, 2019. The increase is primarily attributable to the receipt of $178,642 in SBA financing due to COVID-19.

A large portion of the Company’s liquidity in 2020 was provided by the SBA COVID-19 loans thus allowing the Company to reduce its reliance on factoring. Additionally, the Company became profitable from operations during the three months ended September 30, 2020. In the event the Company cannot maintain its profitability going forward, it will have to rely on additional factoring or other sources of financing such as debt or equity. There can be no assurances that other forms of financing on reasonable terms, or continued higher levels of factoring will be available to the Company in the future.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information is not required to be filed by smaller reporting companies.

3

ITEM 4. CONTROLS AND PROCEDURES.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the date of review, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the GLOBAL DIVERSIFIED MARKETING GROUP INC. (the “Company”) and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, the Company issued 60,000 restricted common shares to a consultant and recorded a charge of $120,000.

On July 30, 2020, the Company issued 12,000 restricted common shares to an investment banking firm and recorded a charge of $12,600.

On August 14, 2020, the Company issued 30,000 shares to an investment banking firm and recorded a charge of $22,503.

On August 19, 2020, the Company issued 15,000 restricted common shares to a consultant and recorded a charge of $11,252.

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

GLOBAL DIVERSIFIED MARKETING GROUP INC.

	By:	/s/ Paul Adler
President
Dated: November 4, 2020

	By:	/s/ Paul Adler
Chief Financial Officer
Dated: November 4, 2020

6