Form 10-K
period 2020-12-31
Global Diversified Marketing Group Inc.
filed 2021-02-18
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $___________

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February_____ , 2021

Common Stock, par value $0.0001	13,575,376

Documents incorporated by reference:	None

PART I

Item 1.	Business

Global Diversified Marketing Group Inc. (the “Company”) operates as a global multi-line consumer packaged goods (“CPG”) company with branded product lines and is a food and snack manufacturer, marketer and distributor through its subsidiary Global Diversified Holdings, Inc (“GDHI”) in the United States, Canada, and Europe. The Company operates in the snack market segment and offers Italian Wafers, French Madeleines, Coconut Wafer Bites, Italian Filled Croissants, shelf-stable Macarons, and other gourmet snacks. The Company sells its products directly through various distribution channels comprising specialty, grocery retailers, food service distributors, direct store delivery (“DSD”) as well as vending, pantry, and the micro-market segment. Company attends global food trade shows to seek out innovative and unique snacks products. Once the Company identifies products that fit within its distribution channels, company will enter into a non-exclusive manufacturing contract with a third party to produce products under the Company’s own trademarked brands for sale in the United States and/or global markets. Currently, the Company maintains five trademarks for its brands; each of which can and may cover numerous product lines with a variety of unique identifiers (known as SKU’s) offered under that brand name. The Company has non-contractual on-going relationships with many Fortune 500 companies including club and retail chain stores. The Company sells directly to these companies which purchase the items from the Company and distribute the items to their stores. The Company also sells and distributes to DSD distributors and food-service distributors which in turn service vending machine channels as well as micro-markets and coffee pantries.

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

The Company intends to continue to seek to develop additional gourmet foods and snack products under its trademarked brands and to expand the Company’s offering portfolio by identifying, producing, and marketing new products. Management believes that the strategy of acquiring small regional brands and adding these to the Company’s national distribution can prove beneficial for the Company.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that has adversely affect the economies and financial markets worldwide, and has adversely affected our business, results of operations and financial condition.  While we are unable to quantify the impact, we are aware that our restrictions on access to retail stores and other commercial activities has had an adverse effect on our results.

During 2020 we increased our revenue 26.1% above 2019 levels. We believe our revenue increase in 2020 would have been in excess of what we recorded had we not experienced the impact of Covid-19.

On January 27, 2021 we announced that we had successfully secured placement with a National Club Store Chain “Store Chain” for our premium snack to be stocked and sold in the Northeast Region. The initial order we received amounted to $282,880. We expect to receive additional orders although there can be no assurances.

Vending Operations

In addition to placing its products with large retail specialty chains, the Company supplies products to vending channels throughout the United States through food service distributors. These vending machines are located in malls, service stations, and schools. The Company works with vending companies that have, in the aggregate, more than 100,000 machines nationwide. The Company supplies vending companies with products. The Company works directly with some vending companies and with others through its food service distributors. The broker pre-sells the products and the distributor services the accounts. When the distributor services the accounts, the distributor buys the product directly Vending machine sales represent approximately 6% to 9% of our revenues.

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

The Company anticipates that its marketing strategy will use the internet and social media including Facebook, Instagram, and Twitter. The Company’s distribution channels consist of retailers, distributors, online e-commerce, and vending companies. The Company’s marketing strategy is primarily targeted at the vendors and retail chain stores. The Company intends to utilize social media to create direct consumer interest in its products.

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

Trade Shows. The Company plans to attend trade shows and exhibitions related to the food manufacturing industry, such as SIAL, PLMA Amsterdam, Thaifex, Fancy Food, CIBUS, ISM, and ANUGA among others. Through attendance at conventions and trade shows, management remains knowledgeable and informed about advancements, trends, and issues of concern in the market.

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

The Company trades under symbol “GDMK”.

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

The Company has its office headquarters at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. The Company entered into a 60-month lease in October 2016 to rent 1,000 SF for $19,680 per year. The lease contains one five year renewal option with escalator clauses. The Company utilizes a 3PL warehouse in Port Reading , New Jersey. The Company’s website is www.360worldsnacks.com. Management believes that its present facilities are adequate for its needs and that if it was required to do so, it could obtain similar facilities at a similar cost.

Item 3.	Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the over the counter “pink sheets” under the trading symbol “GDMK.” Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.

There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

Fiscal 2019	$ High	$ Low

First Quarter	N/A	N/A

Second Quarter	N/A	N/A

Third Quarter	N/A	N/A

Fourth Quarter	N/A	N/A

Fiscal 2020	$ High	$ Low

First Quarter	N/A	N/A

Second Quarter	$2.15	$2.05

Third Quarter	$2.80	$0.12

Fourth Quarter	$0.90	$0.40

As of February 12, 2021 the closing price of our Common Stock was $2.90 per share.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide this information

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to the acquisition of GDHI as a subsidiary, the Company had no operations other than the administrative operations involved with the change in control. The information discussed herein below reflects the results of the Company’s subsidiary, GDHI, an operating company in the snack and gourmet food production, marketing, and distribution industry.

Discussion of the Years Ended 2020 and 2019

Revenues and Cost of Sales

Sales for the year ended December 31, 2020 were $1,660,726 compared to sales in 2019 of $1,317,092, an increase of $343,634 or approximately 26.1%. Our sales increases in the 2020 period is attributable to the addition of new customers, new products as well as increased sales to existing customers; offset by the impact of Covid-19.

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2020, four customers accounted for 91% of the Company revenues. In 2019, the same four customers accounted for 91% of the Company’s revenues. Loss of any one of these four customers would have a material adverse impact on the Company’s profitability and liquidity.

For the year ended December 31, 2020, gross profit was $660,815 or 39.8% of revenue compared to gross profit of $371,002 or 28.2% of revenue. The increase in gross profit as a percentage of sales (“gross margin”) is attributable to improved buying efficiencies at higher levels of revenue.

Operating expenses

Operating expenses for the year ended December 31, 2020, were $26,821,661 compared to $492,031 for the same period ended December 31, 2019. The 2020 period includes a non-cash charge of $26,020,400 in stock-based compensation related to the issuance of the Series A Preferred Stock with super-voting rights to the Company’s chief executive officer, and $168,529 in non-cash charges to professional expenses due to the issuance of restricted common shares to consultants and investment bankers, see Note 3. Capital Stock.

Excluding the charges of $26,020,400 and $168,529, operating expenses were $632,732 during the year ended December 31, 2020 compared to $492,031 or an increase of $140,701. This increase in 2020 is primarily attributable to increased advertising expenses of approximately $74,000 in the 2020 period to help support sales levels, increased warehouse storage charges of approximately $21,700; increased Amazon selling fees approximately $35,000 offset by reductions of approximately $35,000 in other general and administrative expenses.

Other income and (expense)

Other income and expense is comprised of other income items and interest expense. Other income was $5,785 for the year ended December 31, 2020, compared to $29,955 in other expense during the same period ended December 30, 2019. The improvement in other income and expense of $35,740 is attributable to the recording of income for the forgiveness of $28,642 in PPP loans, 11,442 in employee retention credits related to the governments COVID relief plans offset by an increase in interest expense of $ 4,344 over prior year levels.

Liquidity and Capital Resources

As of December 31, 2020, and 2019, the Company had $62,555 and $22,291 in cash on hand, respectively. Net cash used in operating activities was $41,597 compared to $21,663 for the same period ended December 31, 2019. The increase in net cash used in operating activities is primarily attributable to a reduction in operating losses in 2020 (after deducting non-cash stock compensation expense) compared to the 2019 period; more than offset by an increase in inventory levels.

Cash flows from financing activities increased to $71,969 for the period ended December 31, 2020, compared to $22,439 during the same period ended December 31, 2019. The increase in net cash provided from financing activities is attributable to the receipt of $149,900 in government PPP and EIDL loans in 2020 compared to zero in 2019, offset by a net reduction in loans payable of $77,931 in 2020 compared to loans of $22,269 during the comparable period in 2019.

A large portion of the Company’s liquidity in 2020 was provided by the SBA COVID-19 loans thus allowing the Company to reduce its reliance on factoring. Additionally, in the second half of the year the Company became marginally profitable from operations compared to losses in previous comparable periods In the event the Company cannot maintain its profitability going forward, it will have to rely on additional factoring or other sources of financing such as debt or equity. There can be no assurances that other forms of financing on reasonable terms, or continued higher levels of factoring will be available to the Company in the future.

Seasonality

The Company’s business is not subject to seasonality.

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

Going Concern

The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. As of December 31, 2020, the Company had negative working capital of $68,612 and had a stockholder’s deficit of $51,366.

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

The financial statements for the year ended December 31, 2020, and 2019 are attached included in this report beginning on page F-1.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Officers and Directors

The Directors and Officers of the Company as of December 31, 2020, and the date this report is filed, are as follows:

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

Paul Adler

President, Secretary, Chief Financial Officer, and sole director of the Company.

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

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company has only one officer and one director. The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files and will file with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules, and regulations. The Company has not formally adopted a written code of business conduct and ethics that govern the Company’s employees, officers and Directors as the Company is not required to do so.

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

The Company has not paid compensation to any executive officer or director. The Company’s subsidiary, GDHI, paid its president and director, Paul Adler, annual compensation of $210,000 and 198,000, for the years ended December 31, 2020, and December 31, 2019, respectively. The Company anticipates that it will continue paying such compensation to Mr. Adler with annual increases as approved by the Board.

The Company may choose to pay an additional salary or stock to its executive management in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table sets forth, as of December 31, 2020 each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Position	Shares Owned	Percent of Class(1)(2)

Paul Adler President, CFO, Director	12,483,500	95.1%

All Officers and Directors as a Group (1 person)	12,483,500	95.1%

(1)	Based on 13,132,518 shares outstanding at the date of this Report. Mr. Adler’s address is care of the Company at the address listed on the cover page of this report.
(2)	The amounts of 12,483,500 shares include 650,000 shares held by Mr. Adler’s spouse.

The following table sets forth as of December 31, 2020 each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s Series A Super Voting Preferred Stock.

Name and Position	Shares Owned	Percent of Class
Paul Adler, President, CEO, and Director	1,000	100%

Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Accordingly, Mr. Adler has an additional 100,000,000 votes in addition to his 12,483,500 common shares and together has an aggregate of 112,483,500 voting share equivalents equaling more than 99% of the voting power in the Company.

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

	December 31, 2020	December 31, 2019
Audit-Related Fees	$30,500	31,340

The Company does not currently have an audit committee serving and as a result, its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement, Schedules

EXHIBITS:

3.1	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed 1-19-2018)
3.2	By-laws (filed as exhibit to the Form 10-12G filed 1-19-2018)
3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed 1-19-2018)
3.4	Certificate of Amendment changing Company name – (filed as an Exhibit 3.4 to the December 31, 2019 Form 10-K)
3.5	Certificate of Designation Series A Super Voting Preferred Stock (filed as an exhibit to the March 2, 2018 Form 8-K)
10.1	Agreement with Tiber Creek Corporation of March 22, 2018 (filed April 26, 2019)
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2020

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

DECEMBER 31, 2020

12

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global Diversified Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Diversified Marketing Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

February 18, 2021

Global Diversified Marketing Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$62,555	$22,291
Accounts receivable	134,570	52,284
Prepaid expenses	31,444	34,176
Inventory	350,615	224,375
Other assets	10,890	4,384
Total current assets	590,074	337,509
Property and equipment, net	1,389	1,945
Operating lease right of use assets	14,257	30,477
Other assets-security deposit	1,600	1,600
Total assets	$607,320	$371,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$472,514	$332,059
Current portion of operating lease payable	15,732	20,517
Government loans payable	149,900	-
Loans payable	20,540	98,471
Total current liabilities	658,686	451,047
Government loans payable-long term
Long term liability- operating lease	-	15,732
Total liabilities	658,686	466,779

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,132,518 and 13,010,200 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,423	1,301
Additional paid-in capital	26,267,098	78,169
Accumulated deficit	(26,329,779)	(174,718)
Accumulated other comprehensive income	9,892	-
Total stockholders’ equity(deficit)	(51,366)	(95,248)
Total liabilities and equity	$607,320	$371,531

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Sales, net	$1,660,726	$1,317,092
Cost of goods sold	999,911	946,090
Gross margin	660,815	371,002
Operating expenses:
General and administrative expense -related party	26,020,400	-
Payroll and taxes	241,018	248,084
Legal and professional fees	242,892	55,131
Rent	16,225	28,896
General and administrative	301,126	159,920
Total operating expenses	26,821,661	492,031
Income (loss) from operations	(26,160,846)	(121,029)
Other (expense)
Interest expense	(34,299)	(29,955)
Miscellaneous income	40,084	-
Total other (expense)	5,785	(29,955)
Income (loss) before income taxes	(26,155,061)	(150,984)
Provision for income taxes (benefit)	-	-
Net loss	$(26,155,061)	$(150,984)

Basic and diluted earnings (loss) per common share	$(2.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	13,076,590	12,944,088

Comprehensive income (loss):
Net income(loss)	(26,155,061)	(150,984)
Unrealized gain on foreign exchange	9,892
Comprehensive income (loss)	$(26,145,169)	$(150,984)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings(Deficit)	Income(Loss)	Equity
Balance, December 31, 2018	-	$-	13,340,200	$1,334	$77,966	$(23,734)	$-	$55,566

Net income (loss)						(150,984)		(150,984)

Private placement of common shares			170,000	$17	$153			170

Common shares returned by founders			(500,000)	(50)	50

Balance December 31, 2019	-	$-	13,010,200	1,301	78,169	(174,718)	$-	(95,248)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings(Deficit)	Income(Loss)	Equity
Balance, December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$-	$(95,248)

Issuance of super voting preferred stock	1,000				26,020,400			26,020,400

Common stock issued for services			122,318	122	168,529			168,651

Net income(loss)						(26,155,061)		(26,155,061)

Change in foreign currency translation							9,892	9,892

Balance, December 31, 2020	1,000	$-	13,132,518	$1,423	$26,267,098	$(26,329,779)	$9,892	$(51,366)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2020

Cash flows from operating activities of continuing operations:
Net income (loss)	$(26,155,061)	$(150,984)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	556	556
Stock-based compensation -related party	26,020,400
Common stock issued for services	168,529
Changes in operating assets and liabilities:
Accounts receivable	(82,286)	(50,279)
Prepaid expenses	2,732	(25,122)
Right of use assets	16,220	(30,477)
Inventory	(126,240)	228,627
Other assets	(6,507)	(4,384)
Operating lease payable	(20,517)	36,250
Accounts payable and accrued expenses	140,577	(25,850)
Net cash provided by (used in) operating activities	(41,597)	(21,663)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	(77,931)	22,269
Government loans-net	149,900	170
Net cash provided by (used in) financing activities	71,969	22,439

Effect of exchange rates on cash and cash and cash equivalents	9,892
Net increase (decrease) in cash and cash equivalents	40,264	776
Cash and cash equivalents at beginning of period	22,291	21,515
Cash and cash equivalents at end of period	$62,555	$22,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,299	$29,955
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC. NOTES

TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the years 2020 and 2019 is reflected in these financial statements along with the expenses of the Company.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the year ended December 31, 2020 and December 31, 2019 stock-based compensation was $168,651 and $-0-, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On December 31, 2020, and 2019, the Company had $62,555 and $22,291 of cash.

Factoring

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a loan payable in on our consolidated balance sheet. As of December 31, 2020 and 2019, the amounts due to factors were $20,540 and $98,471 respectively.

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

Bad debt expense for the years ended December 31, 2020, and 2019 was $5,327 and $0, respectively; the allowance for doubtful accounts on December 31, 2020, and 2019 was $0.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $93,805 and $19,422 during the years ended December 31, 2020, and 2019, respectively.

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2020 the Company had a balance of $9,892 in accumulated other comprehensive income which arose from unrealized gain due to foreign currency fluctuations.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 GOING CONCERN

As of December 31, 2020, the Company had cash and cash equivalents of $62,555 and had negative stockholders equity of $51,366. Additionally, the Company had negative working capital of $68,612. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company has 13,132,518 and 13,010,000 shares of common stock issued and outstanding as of December 31, 2020, and December 31, 2019, respectively. During the year ended December 31, 2020, the Company issued the following shares:

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

On December 28, 2020 the Company issued 5,318 shares to a consultant and recorded a charge of $2,296.

All of these charges were recorded as “professional fees” on the Company’s Consolidated Statements of Operations during the nine months ended December 31, 2020.

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

As a result of the issuance of super-voting rights enabling him to vote 100,000,000 shares, Mr. Adler has effective voting control of approximately 99% of the Company. In conjunction with the issuance of these 1,000 preferred shares, the Company recorded stock compensation expense, related party of $26,020,400 during the year ended December 31, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2020, and 2019, the Company incurred salary expense of $210,000 and $198,000 respectively, related to services provided to it by its CEO.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the years ended December 31, 2020, and 2019 was $16,225 and $28,896, respectively. The lease also required advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2021	15,732
Total minimum lease payments	$15,372

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding on December 31, 2020, and 2019 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	2020	2019
Credit Line - BlueVine	14,072	12,287
Credit Line – Loan Builder	6,468	86,184
Total loans payable	$20,540	$98,471

NOTE 7 – INCOME TAXES

For the period ended December 31, 2020, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry forward is approximately 409,000 on December 31, 2020.

The provision for Federal income tax consists of the following on December 31, 2020, and 2019:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$33,990	$86,000
Less: NOL carryforward in 2020, and valuation allowance in 2019	(33,900)	(86,000)
Net provision for Federal income taxes	$-	$-

NOTE 8 – CONCENTRATIONS

The Company does substantially all of its business with 4 customers. These customers accounted for % and 91% of revenues for the years ended December 31, 2020, and 2019, respectively.

	2020	2019
Customer A	34	29%
Customer B	24	25%
Customer C	22	20%
Customer D	11	17%
Total	91%	91%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Dated:	February 18, 2021	By:	/s/ Paul Adler
President

Dated:	February 18, 2021	By:	/s/ Paul Adler
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Paul Adler	Director	February 18, 2021

14