Form 10-Q
period 2021-03-31
Global Diversified Marketing Group Inc.
filed 2021-05-17
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number: 000-55889

Global Diversified Marketing Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3707673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4042 Austin Boulevard, Suite B Island Park, New York	11558
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-550-5996

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 17, 2021, the registrant had 14,022,827 shares of its common stock issued and outstanding.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2021

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Global Diversified Marketing Group, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q:

Global Diversified Marketing Group, Inc.

Financial Statements for the Three Months Ended March 31, 2021

Global Diversified Marketing Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$282,749	$62,555
Accounts receivable	276,689	134,570
Prepaid expenses	66,509	31,444
Inventory	256,154	350,615
Other assets	13,872	10,890
Total current assets	895,973	590,074
Property and equipment, net	1,250	1,389
Operating lease right of use assets	10,202	14,257
Other assets-security deposit	1,600	1,600
Total assets	$909,025	$607,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	311,401	$472,514
Current portion of operating lease payable	10,788	15,732
Government loans payable	179,065	149,900
Loans payable	89,409	20,540
Total current liabilities	590,663	658,686
Total liabilities	590,663	658,686

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 13,897,827 and 13,132,518 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,390	1,313
Additional paid-in capital	27,052,669	26,267,208
Accumulated deficit	(26,740,324)	(26,329,779)
Accumulated other comprehensive income	4,627	9,892
Total stockholders’ equity(deficit)	318,362	(51,366)
Total liabilities and equity	$909,025	$607,320

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Sales, net	$823,400	$339,961
Cost of goods sold	488,853	171,858
Gross margin	334,548	168,103
Operating expenses:
General and administrative expense -related party	-	26,020,400
Payroll and taxes	75,320	62,413
Legal and professional fees	524,610	34,591
Rent	4,356	4,203
Selling, general and administrative and expenses	143,484	37,795
Total operating expenses	747,770	26,159,402
Income (loss) from operations	(413,222)	(25,991,299)
Other (expense)
Interest expense	(2,677)	(10,483)
Miscellaneous income	-
Total other (expense)	(2,677)	(10,483)
Income (loss) before income taxes	(410,545)	(26,001,782)
Provision for income taxes (benefit)	-	-
Net loss	$(410,545)	$(26,001,782)

Basic and diluted earnings (loss) per common share	$(0.03)	$(2.00)

Weighted-average number of common shares outstanding:
Basic and diluted	13,495,706	13,010,200

Comprehensive income (loss):
Net income(loss)	(410,545)	(26,001,782)
Unrealized loss on foreign exchange	(5,265)	-
Comprehensive income (loss)	$(415,810)	$(26,001,782)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Income(Loss)	Equity
Balance, December 31, 2019	-	$-	13,010,200	$1,334	$77,966	$(23,734)	$-	$(95,248)

Net income (loss)						(26,001,782)		(26,001,782)

Issuance of super-voting preferred stock	1,000				26,020,400			26,020,400

Balance, March 31, 2020	-	$-	13,010,200	$1,334	$26,098,366	$(26,025,516)	$-	$(76,630)

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Income(Loss)	Equity
Balance, December 31, 2020	-	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			349,681	35	485,503			485,538

Common stock issued in private placements			415,628	42	299,958			300,000

Net income(loss)						(410,545)		(410,545)

Change in foreign currency translation							(5,265)	(5,265)

Balance, March 31, 2021	-	$-	13,897,827	$1,390	$27,052,669	$(26,740,324)	$4,627	$318,362

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities of continuing operations:
Net income (loss)	$(410,545)	$(26,001,782)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	139	139
Stock-based compensation -related party	-	26,020,400
Common stock issued for services	485,538
Changes in operating assets and liabilities:
Accounts receivable	(142,119)	13,264
Prepaid expenses	(35,065)	1,385
Right of use assets	4,055	4,055
Inventory	94,460	(119,165)
Other assets	(2,981)	3,385
Operating lease payable	(4,944)	(4,944)
Cash overdraft	-	197
Accounts payable and accrued expenses	(161,113)	12,093
Net cash provided by (used in) operating activities	(172,575)	(70,973)

Cash flows from financing activities:
Increase (decrease) in loans payable, net	68,869	48,682
Proceeds from private placements	300,000
Government loans	29,165
Net cash provided by (used in) financing activities	398,034	48,682

Effect of exchange rates on cash and cash and cash equivalents	(5,265)
Net increase (decrease) in cash and cash equivalents	225,459	(22,291)
Cash and cash equivalents at beginning of period	62,555	22,291
Cash and cash equivalents at end of period	$282,749	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,677	$10,483
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. During the three months ended March 31, 2020 our business was adversely impacted by COVID-19. Although our business has grown significantly over historic levels since March 31, 2020, we can not determine if our business would have grown above current levels without the lingering impact of Covid-19.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 year-end.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Stock-Based Compensation

As of March 31, 2021, the Company has not issued any share-based payments to its employees. Under the modified prospective method, the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. On March 31 2021, and December 31, 2020, the Company had $282,749 and $62,555 in cash, respectively.

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

Bad debt expense for the three months ended March 31, 2021, and 2020 were $-0- and $-0-, respectively. The allowance for doubtful accounts on March 31, 2021, and December 31, 2020, was $-0-.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $59,782 and $6,682 during the three months ended March 31, 2021, and 2020, respectively.

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

NOTE 2 – GOING CONCERN

As of March 31, 2021, the Company had cash and cash equivalents of $282,749 and an accumulated deficit of $(26,740,324). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – EQUITY

Common stock

The Company has 100,000,000 shares of $0.0001 par value common stock authorized. The Company had 13,897,327 and 13,132,518 shares of common stock issued and outstanding as of March 2021, and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company issued a total of 765,309 shares as follows:

Services

249,681 shares were issued to a total of five consultants providing professional services to the Company. These shares were valued at $282,538.

25,000 shares each, or a total of 100,000 shares were awarded to four independent directors and were valued at $203,000.

All of these charges amounting to $485,503 were recorded as “professional fees” on the Company’s Consolidated Statements of Operations during the three months ended March 31, 2021.

Private placements of common stock

The Company raised $300,000 from the sale of 415,628 shares to five accredited investors.

Preferred Stock

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

As a result of the issuance of super-voting rights enabling him to vote 100,000,000 shares, Mr. Adler has effective voting control of approximately 99% of the Company. In conjunction with the issuance of these 1,000 preferred shares, the Company recorded stock compensation expense, related party of $26,020,400 during 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020 the Company incurred wages of $73,750 and $52,500 respectively, related to services provided to it by its executive officer. Additionally, during 2020, the Company’s CEO was awarded super-voting A Stock-see Note 3. Capital Stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months ended March 31, 2021, and 2020 were $4,356 and $4,302 respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2021	15,732
Total minimum lease payments	$15,372

NOTE 6 – LOANS PAYABLE

The Company had loans outstanding on March 31, 2021 and December 31, 2020, as follows:

Short Term

	March 31,2021	Dec. 31, 2020
Loan Builder (a)	$89,409	$14,072
Credit Line - Blue Vine (a)	-	6,468
Total loans payable	$89,409	$20,540

(a)	Represents notes payable from factoring with varying rates of interest and fees, and no set minimum monthly payments

Long Term

As of March 31, 2021, the Company had $179,065 in long term loans outstanding compared to $149,900 as of December 31, 2020. On May 21, 2020, the Company received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months. During the three months ended March 31, 2021 the Company received an additional forgivable SBA loan amounting to $29,165.

NOTE 7 – INCOME TAXES

For the period ended March 31, 2021, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 8 – CONCENTRATIONS

The Company does a significant amount of its total business with 4 customers, as follows for the three months ended March 31, 2021 and 2020 (percentage of total sales of $823,400 and $339,961 respectively):

	2021	2020
Customer A	31%	42%
Customer B	23%	24%
Customer C	19%	16%
Customer D	15%	11%
Customer E	10%	-%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31,2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expend our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. All forward-looking statements speak only as of the date of this Quarterly Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

Overview

Global Diversified Marketing Group, Inc. (the “Company”) was incorporated on December 1, 2017, as a Delaware corporation under the name “Dense Forest Acquisition Corporation.” On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc., a private New York snack and gourmet food company (GDHI), pursuant to which Company acquired the operations and business plan of GDHI, and GDHI became our wholly-owned subsidiary.

The Company is an early-stage global multi-line consumer packaged goods (“CPG”) company with branded product lines and is a food and snack manufacturer, marketer and distributor in the United States, Canada, and Europe. The Company is focused on developing and marketing products that appeal to consumers’ growing preference for healthy snack food and operates through snacks segments offering Italian Wafers, French Madeleines, Italian Croissants, Macaron Cookies, Wafer Pralines, and other wholesome snacks.

The Company intends to develop additional gourmet foods and snack products under its trademarked brands and to expand the Company’s offering portfolio by identifying, producing, and marketing new products. Management believes that the strategy of acquiring small brands regional brands and adding these to the Company’s national distribution can prove beneficial for the Company.

Impact of COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. During the three months ended March 31, 2020 our business was adversely impacted by COVID-19. Although our business has grown significantly over historic levels since March 31, 2020, we cannot determine if our business would have grown above current levels without the lingering impact of Covid-19.

2

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenue and Cost of Sales

During the three months ended March 31, 2021 our revenues were $823,400 compared to $339,961 during the period ended March 31, 2020, an increase of $483,439, or an increase of approximately 142%. The increase is attributable to the addition of a significant big box retail customer, growth of our business with existing customers and a comparison to a prior year period adversely impacted by Covid-19.

Cost of sales was $488,853 for the three months ended March 31, 2021 compared to $171,858 for the three months ended March 31, 2020. The increase in cost of sales is due to increased sales levels. The gross margin was $334,548 or approximately 41% percent of sales, compared to a gross profit margin of $168,103, or approximately 49% of sales during the ended March 31, 2020. We believe our sustainable, ongoing margins will be in the range of 40-45%.

Operating expenses

During the three months ended March 31, 2021 our operating expenses were $747,770 compared to $26,159,402 during the three months ended March 31, 2020. Both periods include charges for non-cash stock based compensation due to stock issuances for services and the granting of super-voting preferred stock to the Company’s CEO in 2020. These stock based charges amounted to $485,438 and $26,020,400 during the periods ended March 31, 2021 and March 31, 2020, respectively. Excluding these charges, operating expenses would have been $262,332 for the period ended March 31, 2021, and $139,002 for the period ended March 31, 2020. The primary reasons for the increase in operating expenses excluding stock based compensation is due to an increase of $53,100, an increase of approximately $12,000 in payroll as well as other general and administrative expenses associated with supporting higher levels of revenue.

Other Income (Expense)

Other expense was comprised solely of interest expense which amounted to $2,677 during the period ended March 31, 2021 compared to $10,483 during the same three month period ended March 31, 2020. The decrease in interest expenses is due to lower levels of factoring required due to the Company’s improved profitability.

Liquidity and Capital Resources

As of March 31, 2021 we had $282,749 in cash compared to $62,555 in cash as of March 31, 2020. Net cash used in operating activities increased to $172,575 in the 2021 period compared to $70,973 during the same period in 2020. The increase in cash used is due to a reduction in liabilities, net of new borrowings of approximately $68,000. Cash flows from investing activities increased to $398,034 in the period ended March 31, 2021 compared to $48,682 during the 2020 period. The increase is attributable to the private placement of 415,628 restricted common shares to five accredited investors for $300,000 in total proceeds.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception. The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of March 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

3

Our management, including our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

During the three months ended March 31, 2021, the Company sold and issued an aggregate of 415,628 shares of common stock to five accredited investors for an aggregate of $300,000 pursuant to private negotiated transactions between the Company and each investor at the purchase price per share between $0.35 and $1.58.

On February 2, 2021, the Company issued 150,000 shares to a consultant for business development services provided to the Company.

On February 16, 2021, the Company issued 18,000 shares to an investment banking firm.

During February and March 2021, the Company issued 6,681 shares to a consultant’s designee for consulting services.

On March 16, 2021, the Company issued 25,000 shares to a consultant for business development services.

On March 1, 2021, the Company issued an aggregate of 100,000 shares of our common stock to each of the four (4) newly-appointed directors (each director received 25,000 shares of common stock) in consideration for services to be provided by each director to the Company,

On March 31, 2021, the Company issued 50,000 shares to its counsel for legal services.

4

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

Exhibits #	Title
31.1/31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1/32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

Date: May 17, 2021	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and
Treasurer (Principal Executive Officer and Principal
Financial and Accounting Officer)

6