Form 10-Q
period 2021-06-30
Global Diversified Marketing Group Inc.
filed 2021-08-10
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, the registrant had 14,047,006 shares of its common stock issued and outstanding.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2021

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Global Diversified Marketing Group Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which we filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

Global Diversified Marketing Group Inc.

Financial Statements for the Sixth Months Ended June 30, 2021

Global Diversified Marketing Group Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$152,436	$62,555
Accounts receivable	211,410	134,570
Prepaid expenses	13,819	31,444
Inventory	667,046	350,615
Other assets	999	10,890
Total current assets	1,045,709	590,074
Property and equipment, net	1,111	1,389
Operating lease right of use assets	6,147	14,257
Other assets-security deposit	1,600	1,600
Total assets	$1,054,567	$607,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$582,926	$472,514
Current portion of operating lease payable	5,844	15,732
Government loans payable	179,065	149,900
Loans payable	65,649	20,540
Total current liabilities	833,485	658,686
Total liabilities	833,485	658,686

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding		-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,047,006 and 13,132,518 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,405	1,313
Additional paid-in capital	27,327,175	26,267,208
Accumulated deficit	(27,112,458)	(26,329,779)
Accumulated other comprehensive income	4,960	9,892
Total stockholders’ equity(deficit)	221,082	(51,366)
Total liabilities and equity	$1,054,567	$607,320

See accompanying notes to unaudited condensed consolidated financial statements

Global Diversified Marketing Group Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Sales, net	$556,579	$253,341	$1,379,979	$593,302
Cost of goods sold	316,856	192,917	805,709	364,775
Gross margin	239,723	60,424	574,271	228,527
Operating expenses:	-
General and administrative expense -related party	-			26,020,400
Payroll and taxes	324,975	56,095	400,295	118,508
Legal and professional fees	110,435	133,756	635,045	168,347
Rent	4,356	4,204	8,712	8,407
Selling, general and administrative and expenses	168,343	50,745	306,473	88,540
Total operating expenses	608,109	244,800	1,350,525	26,404,202
Income (loss) from operations	(368,386)	(184,376)	(776,255)	(26,175,675)
Other (expense)	-
Interest expense	(3,746)	(5,475)	(6,423)	(15,958)
Miscellaneous income	-		-
Total other (expense)	(3,746)	(5,475)	(6,423)	(15,958)
Income (loss) before income taxes	(372,132)	(189,850)	(782,678)	(26,191,633)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(372,132)	$(189,850)	$(782,678)	$(26,191,633)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.01)	$(0.06)	$(2.01)

Weighted-average number of common shares outstanding:
Basic and diluted	14,029,474	13,070,200	13,764,065	13,040,200

Comprehensive income (loss):
Net income(loss)	$(372,132)	$(189,850)	$(782,678)	$(26,191,633)
Unrealized gain on foreign exchange	333	-	(4,932)	-
Comprehensive income (loss)	$(371,799)	$(189,850)	$(787,610)	$(26,191,633)

See accompanying notes to unaudited condensed consolidated financial statements

Global Diversified Marketing Group Inc and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

							Accumulated
					Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Income(Loss)	Equity
Balance, December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$-	$(95,248)

Net income (loss)						(26,001,782)		(26,001,782)

Issuance of super-voting preferred stock	1,000				26,020,400			26,020,400

Balance, March 31, 2020	1,000	$-	13,010,200	1,301	26,098,569	(26,176,500)	$-	$(76,630)

Common stock issued for services			60,000	60	119,940			120,000

Net income loss						(189,850)		(189,850)

Balance, June 30, 2020	1,000	$-	13,070,200	$1,361	26,218,509	(26,366,350)	$-	$(146,480)

							Accumulated
					Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Income(Loss)	Equity
Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			349,681	35	485,503			485,538

Common stock issued in private placements			415,628	42	299,958			300,000

Net income(loss)						(410,545)		(410,545)

Change in foreign currency translation							(5,265)	(5,265)

Balance, March 31, 2021	-	$-	13,897,827	$1,390	$27,052,669	$(26,740,324)	$4,627	$318,362

Common stock issued for services			149,179	15	274,506			274,521

Net income (loss)						(372,132)		(372,132)

Change in foreign currency translation							333	333

Balance, June 30, 2021	-	$-	14,047,006	$1,405	$27,327,175	$(27,112,457)	$4,960	$221,082

See accompanying notes to unaudited condensed consolidated financial statements

Global Diversified Marketing Group Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities of continuing operations:
Net income (loss)	$(782,678)	$(26,191,633)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	278	278
Stock-based compensation -related party		26,020,400
Common stock issued for services	760,059	120,000
Changes in operating assets and liabilities:
Accounts receivable	(76,840)	(53,830)
Prepaid expenses	17,626	8,186
Right of use assets	8,110	8,110
Inventory	(316,432)	20,596
Other assets	9,892	2,237
Operating lease payable	(9,888)	(9,888)
Accounts payable and accrued expenses	110,412	(25,741)
Net cash provided by (used in) operating activities	(279,461)	(101,286)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	45,109	(28,612)
Proceeds from private placements	300,000	-
Government loans	29,165	179,700
Net cash provided by (used in) financing activities	374,274	151,088

Effect of exchange rates on cash and cash and cash equivalents	(4,932)	-
Net increase (decrease) in cash and cash equivalents	94,813	49,802
Cash and cash equivalents at beginning of period	62,555	22,291
Cash and cash equivalents at end of period	$152,436	$72,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,423	$15,958
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. During the three months ended March 31, 2020 our business was adversely impacted by COVID-19. Although our business has grown significantly over historic levels since March 31, 2020, we cannot determine if our business would have grown above current levels without the lingering impact of Covid-19. We continue to monitor the ongoing impact of Covid-19 on our business which is currently indeterminable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. On June 30, 2021, and December 31, 2020, the Company had $152,436 and $62,555 in cash, respectively.

Accounts Receivable

Accounts receivables are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful; accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow.

Bad debt expense for the six months ended June 30, 2021, and 2020 were $-0- and $-0-, respectively. The allowance for doubtful accounts on June 30, 2021, and December 31, 2020, was $-0-.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $125,580 and $17,381 during the six months ended June 30, 2021, and 2020, respectively.

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

NOTE 2 – GOING CONCERN

As of June 30, 2021, the Company had cash and cash equivalents of $152,436 and an accumulated deficit of $(27,112,458). The accumulated deficit includes a non-cash charge of $26,020,400 related to the issuance of super voting stock in 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – EQUITY

Common stock

The Company has 100,000,000 shares of $0.0001 par value common stock authorized. The Company had 14,047,006 and 13,132,518 shares of common stock issued and outstanding as of June 30 2021, and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company issued a total of 914,488 shares as follows:

Services

373,860 shares were issued to consultants and one employee providing professional services to the Company. These shares were valued at $509,809.

125,000 shares were awarded to four independent directors and were valued at $250,250.

All of these charges amounting to $485,503 were recorded as “professional fees” on the Company’s Consolidated Statements of Operations during the six months ended June 30, 2021.

Sale of Common Stock to Accredited Investors

During the six months ended June 30, 2021, the Company raised $300,000 from the sale of 415,628 shares to five accredited investors.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020 the Company incurred wages of $147,500 and $111,911 respectively, related to services provided to it by its executive officer. Additionally, during 2020, the Company’s CEO was awarded super-voting A Stock-see Note 3. Capital Stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months ended June 30, 2021, and 2020 were $4,356 and $4,302 respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2021	15,732
Total minimum lease payments	$15,372

NOTE 6 – LOANS PAYABLE

The Company had loans outstanding on June 30, 2021 and December 31, 2020, as follows:

Short Term

	June 30,2021	Dec. 31, 2020
Loan Builder (a)	$65,649	$14,072
Credit Line - Blue Vine (a)	-	6,468
Total loans payable	$65,649	$20,540

(a)	Represents notes payable from factoring with varying rates of interest and fees, and no set minimum monthly payments

Long Term

As of June 30, 2021, the Company had $179,065 in long term loans outstanding compared to $149,900 as of December 31, 2020. On May 21, 2020, the Company received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months. During the three months ended March 31, 2021 the Company received an additional forgivable PPP loan amounting to $29,165.

NOTE 7 – INCOME TAXES

For the period ended June 30, 2021, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 8 – CONCENTRATIONS

The Company does substantially all of its total business with five customers. The concentration of customer revenue for the six months ended June 30, 2021 and 2020 as percentage of total sales of $1,379,979 and $ 593,302, respectively is as follows:

	2021	2020
Customer A	25%	35%
Customer B	21%	24%
Customer C	20%	17%
Customer D	19%	10%
Customer E	14%	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30 ,2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

On July 20, 2021 the SBA modified its loan previously extended to the Company and increased the loan from $150,000 to $500,000 by sending the Company an additional $350,000.

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

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. All forward-looking statements speak only as of the date of this Quarterly Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

Overview

The Company was incorporated on December 1, 2017 as a Delaware corporation under the name “Dense Forest Acquisition Corporation.” On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc., a private New York snack and gourmet food company (GDHI), pursuant to which Company acquired the operations and business plan of GDHI, and GDHI became our wholly owned subsidiary.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. The Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes that the COVID-19 outbreak may have a negative impact the ability to raise financing and access capital.

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenue and Cost of Sales

During the three months ended June 30, 2021, our revenues were $556,579 compared to $253,341 during the period ended June 30, 2020, an increase of $303,238, or an increase of approximately 120%. The increase is primarily attributable to the increased orders with existing customers and expansion of the Company’s product offering, the addition of a significant big box retail customer and partially attributable a comparison to 2020 which was impacted by Covid-19

Cost of sales was $316,856 for the three months ended June 30, 2021 compared to $192,917 for the three months ended June 30, 2020. The increase in cost of sales is due to increased sales levels. Gross profit margin for the six months ended June 30, 2021 was 41.6% compared to 38.5% during the same six month period in 2021. The improvement in gross profit margins is attributable to more efficient operations at higher sales levels.

Operating expenses and Net Loss

During the three months ended June 30, 2021 our operating expenses were $608,109 compared to $244,800 during the three months ended June 30, 2020. Both periods include charges for non-cash stock based compensation due to stock issuances for services. The primary reasons for the increase in operating expenses excluding stock based compensation in both periods is due to an increase of approximately $79,880 in payroll, increase of approximately $11,159 in legal and professional fees, as well as other general and administrative expenses associated with supporting higher levels of revenue including an increase of approximately $55.000 in advertising expenses.

Net loss for the three months ended June 30, 2021 was $372,132 compared to a net loss of $189,850 for the three months ended June 30, 2020. The increase in the net loss in this period compared to the same period in 2020 is attributable to an increase in stock based compensation of $154,521 and an increase of $55,000 in advertising expense.

Other Income (Expense)

Other expense was comprised solely of interest expense which amounted to $3,746 during the period ended June 30, 2021 compared to $5,475 during the same three month period ended June 30, 2020. The decrease in interest expenses is due to lower levels of factoring required due to the Company’s improved profitability.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

Revenue and Cost of Sales

During the six months ended June 30, 2021, our revenues were $1,379,979 compared to $593,302 during the period ended June 30, 2020, an increase of $786,677, or an increase of approximately 133%.

The increase is primarily attributable to the increased orders with existing customers and expansion of the Company’s product offering, the addition of a significant big box retail customer in the first quarter and partially attributable a comparison to 2020 which was impacted by Covid-19.

Cost of sales was $805,709 for the six months ended June 30, 2021 compared to $364,775 for the six months ended June 30, 2020. The increase in cost of sales is due to increased sales levels. Gross profit margin for the six months ended June 30, 2021 was 41.6% compared to 38.5% during the same six month period in 2020. The improvement in gross profit margins is attributable to more efficient operations at higher sales levels.

For the six months ended June 30, 2020, we had five customers that represented 99% of our business, compared to four customers that represented 86% of our business during the six months ended June 30, 2020. The loss of any these customers could have a material adverse impact on our business.

Operating expenses and Net Loss

During the six months ended June 30, 2021 our operating expenses were $1,350,525 compared to $26,404,202 during the six months ended June 30, 2020. Net loss for the six months ended June 30, 2021 was $782,678 compared to the net loss of $26,191,632 for the six months ended June 30, 2020. The decrease in the net loss in the 2021 period compared to the same period in 2020 is attributable to a non-cash charge of $760,059 related to the issuance of common stock for services, compared to a non-cash charge of $26,020,400 related to the issuance of super voting preferred stock, and $120,000 relating to the issuance of common stock for services.

Liquidity and Capital Resources

As of June 30, 2021 we had $152,436 in cash compared to $72,093 in cash as of June 30, 2020.

Net cash used in operating activities increased to $279,461 in the six months ended June 30, 2021 compared to $101,286 during the same period in 2020. The increase in cash used in operating is primarily due to significantly increased on hand inventory of approximately $337,000 over prior year levels

Cash flows from investing activities increased to $374,274 in the period ended June 30, 2021 compared to $151,088 during the 2020 period. The increase is attributable to $300,000 in proceeds from private placements in the 2021 period offset by a decrease in goverment loans of approximately $150,000.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and factoring.

Currently, the Company’s liquidity is provided by SBA COVID-19 loans and factoring. On May 21, 2020, the Company obtained a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months. On July 20, 2021, the SBA modified the SBA Loan and increased the amount of the SBA Loan from $150,000 to $500,000. Management believes that $350,000 received by the Company in connection with this modification of the SBA Loan will improve the Company’s liquidity. In the event COVID-19 results in continuing decreased sales and profits, our ability to obtain additional factoring for our receivables could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, we have incurred significant operating losses since inception. The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of June 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 5, 2021, the Company issued 100,000 shares to one of its employees as a sign-on bonus

On April 5, 2021, the Company issued 25,000 shares to one its directors

On April 30, 2021 and May 1, 2021 the Company issued 4,179 and 15,000 shares respectively to a designee of one of its directors for consulting services.

On June 15, 2021, the Company issued 5,000 shares for advertising expense.

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

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Date: August 10, 2021	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

