Form 10-Q
period 2021-09-30
Global Diversified Marketing Group Inc.
filed 2021-11-15
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 14,403,256 shares of its common stock issued and outstanding.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2021

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Global Diversified Marketing Group Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which we filed with the SEC on February 18, 2021 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

Global Diversified Marketing Group Inc.

Financial Statements for the Nine Months Ended September 30, 2021

Global Diversified Marketing Group Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$393,254	$62,555
Accounts receivable	149,231	134,570
Prepaid expenses	-	31,444
Inventory	634,891	350,615
Other assets	999	10,890
Total current assets	1,178,375	590,074
Property and equipment, net	972	1,389
Operating lease right of use assets	2,092	14,257
Other assets-security deposit	1,600	1,600
Total assets	$1,183,039	$607,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	390,614	$472,514
Current portion of operating lease payable	900	15,732
Government loans payable	529,065	149,900
Loans payable	46,549	20,540
Total current liabilities	967,129	658,686
Total liabilities	967,129	658,686

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,067,006 and 13,897,827 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,407	1,313
Additional paid-in capital	27,351,373	26,267,208
Accumulated deficit	(27,139,889)	(26,329,779)
Accumulated other comprehensive income	3,019	9,892
Total stockholders’ equity(deficit)	215,910	(51,366)
Total liabilities and equity	$1,183,039	$607,320

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Sales, net	$732,601	$667,237	$2,112,580	$1,260,539
Cost of goods sold	451,069	420,698	1,256,778	785,473
Gross margin	281,532	246,539	855,802	475,066
Operating expenses:
General and administrative expense -related party				26,020,400
Payroll and taxes	138,278	55,006	538,573	173,514
Legal and professional fees	40,977	57,773	676,022	226,120
Rent	4,356	4,203	13,068	12,610
Selling, general and administrative and expenses	120,448	91,839	426,921	180,379
Total operating expenses	304,060	208,821	1,654,585	26,613,023
Income (loss) from operations	(22,528)	37,718	(798,783)	(26,137,957)
Other (expense)
Interest expense	(4,905)	(7,215)	(11,327)	(23,173)
Miscellaneous income	-	28,642	-	28,642
Total other (expense)	(4,905)	21,427	(11,327)	5,469
Income (loss) before income taxes	(27,432)	59,145	(810,110)	(26,132,488)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(27,432)	$59,144	$(810,110)	$(26,132,488)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.06)	$(2.00)

Weighted-average number of common shares outstanding:
Basic and diluted	14,053,310	13,100,461	13,861,540	13,060,434

Comprehensive income (loss):
Net income(loss)	$(27,432)	59,144	$(810,110)	(26,132,488)
Unrealized gain on foreign exchange	(1,941)	-	(6,872)	-
Comprehensive income (loss)	$(29,373)	$59,144	$(816,982)	$(26,132,488)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings (Deficit)	Income(Loss)	Equity
Balance, December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$-	$(95,248)

Net income (loss)						(26,001,782)		(26,001,782)

Issuance of super-voting preferred stock	1,000				26,020,400			26,020,400

Balance, March 31, 2020	1,000	$-	13,010,200	1,301	26,098,569	(26,176,500)	$-	$(76,630)

Common stock issued for services			60,000	60	119,940			120,000

Net income (loss)						(189,850)		(189,850)

Balance, June 30, 2020	1,000	$-	13,070,200	$1,361	26,218,509	(26,366,350)	$-	$(146,480)

Net income (loss)						59,144		59,144

Common stock issued for services			57,000	$57	$46,298			46,355

Balance, September 30, 2020	1,000	$-	13,127,200	$1,418	26,264,807	(26,307,206)	$-	$(40,981)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings (Deficit)	Income(Loss)	Equity
Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			349,681	35	485,503			485,538

Common stock issued in private placements		415,628	42	299,958			300,000

Net income(loss)						(410,545)		(410,545)

Change in foreign currency translation							(5,265)	(5,265)

Balance, March 31, 2021	1,000	$-	13,897,827	$1,390	$27,052,669	$(26,740,324)	$4,627	$318,362

Common stock issued for services			149,179	15	274,506			274,521

Net income (loss)						(372,132)		(372,132)

Change in foreign currency translation							333	333

Balance, June 30, 2021	1,000	$-	14,047,006	$1,405	$27,327,175	$(27,112,457)	$4,960	$221,082

Change in foreign currency translation							(1,941)	(1,941)

Net income (loss)						(27,432)		(27,432)

Common stock issued for services			20,000	2	24,198			24,200

Balance, September 30, 2021	1,000	$-	14,067,006	$1,407	$27,351,373	$(27,139,889)	$3,019	$215,910

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities of continuing operations:
Net income (loss)	$(810,110)	$(26,132,488)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	417	417
Stock-based compensation -related party	-	26,020,400
Common stock issued for services	784,259	166,355
Changes in operating assets and liabilities:
Accounts receivable	(14,661)	(203,444)
Prepaid expenses	31,444	21,020
Right of use assets	12,165	12,165
Inventory	(284,277)	110,238
Other assets	9,892	3,385
Operating lease payable	(14,832)	(14,832)
Accounts payable and accrued expenses	(81,899)	(64,300)
Net cash provided by (used in) operating activities	(367,602)	(81,085)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	26,009	(67,606)
Proceeds from private placements	300,000	-
Government loans	379,165	149,900
Net cash provided by (used in) financing activities	705,174	82,294

Effect of exchange rates on cash and cash and cash equivalents	(6,872)	-
Net increase (decrease) in cash and cash equivalents	337,572	1,209
Cash and cash equivalents at beginning of period	62,555	22,291
Cash and cash equivalents at end of period	$393,254	$23,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,327	$23,173
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. On September 30, 2021, and December 31, 2020, the Company had $393,254 and $62,555 in cash, respectively.

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

Bad debt expense for the nine months ended September 30, 2021, and 2020 were $-0- and $-0-, respectively. The allowance for doubtful accounts on September 30, 2021, and December 31, 2020, was $-0-.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $160,893 and $7,376 during the nine months ended September 30, 2021, and 2020, respectively.

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

NOTE 2 – GOING CONCERN

As of September 30, 2021, the Company had cash and cash equivalents of $393,254 and an accumulated deficit of $(27,139,889). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – EQUITY

Common stock

The Company has 100,000,000 shares of $0.0001 par value common stock authorized. The Company had 14,067,006 and 13,132,518 shares of common stock issued and outstanding as of September 30, 2021, and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company issued a total of 914,488 shares as follows:

Services

393,860 shares were issued to consultants and one employee providing professional services to the Company. These shares were valued at $534,009.

125,000 shares were awarded to four independent directors and were valued at $250,250.

All of these charges amounting to $784,259 were recorded as “professional fees” on the Company’s Consolidated Statements of Operations during the nine months ended September 30, 2021.

Sale of Common Stock to Accredited Investors

During the nine months ended September 30, 2021, the Company raised $300,000 from the sale of 415,628 shares to five accredited investors.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020 the Company incurred wages of $221,250 and $150,000 respectively, related to services provided to it by its executive officer. Additionally, during 2020, the Company’s CEO was awarded super-voting A Stock-see Note 3. Capital Stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company entered into a 60-month lease agreement on October 1, 2016, to rent office space. The lease requires monthly payments of $1,600 for the first 24 months and after that increases by 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months ended September 30, 2021, and 2020 were $4,356 and $4,302 respectively. The lease also required an advance payment of $1,600 for the last month of rent as well as a $1,600 security deposit. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

Year ended December 31, 2021	15,732
Total minimum lease payments	$15,372

NOTE 6 – LOANS PAYABLE

The Company had loans outstanding on September 30, 2021 and December 31, 2020, as follows:

Short Term

	September 30,2021	Dec. 31, 2020
Loan Builder (a)	$-	$14,072
Sterling Line of Credit (a)	46,549	-
Credit Line - Blue Vine (a)	-	6,468
Total loans payable	$46,549	$20,540

(a)	Represents notes payable from factoring with varying rates of interest and fees, and no set minimum monthly payments

Long Term

As of September 30, 2021, the Company had $529,065 in long term loans outstanding compared to $149,900 as of December 31, 2020. On May 21, 2020, the Company received a loan from the Small Business Administration of $150,000 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months. During the three months ended March 31, 2021 the Company received an additional forgivable PPP loan amounting to $29,165.

NOTE 7 – INCOME TAXES

For the period ended September 30, 2021, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 8 – CONCENTRATIONS

The Company does substantially all of its total business with five customers. The concentration of customer revenue for the nine months ended September 30, 2021 and 2020 as percentage of total sales of $2,112,580 and $1,260,539 respectively is as follows:

	2021	2020
Customer A	25%	28%
Customer B	25%	23%
Customer C	18%	21%
Customer D	18%	13%
Customer E	13%	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30 ,2021, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

In October 2021, the Company issued 336,250 shares to three service providers.

Effective as of November 2, 2021, the “Company”, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $5,000,000 in shares of its common stock, $0.0001 par value per share (“Common Stock”), subject to certain limitations.

Under the terms and subject to the conditions of the Purchase Agreement, the Investor is obligated to purchase up to $5,000,000 in shares of Common Stock (subject to certain limitations) from time-to-time over the 12-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”), is declared effective by the SEC. The price per share of Common Stock shall be ninety percent (90%) of the average of the volume weighted average price of the Company’s Common Stock for five trading days following the clearing date associated with the put notice delivered by the Company to the Investor. If the shares are DWAC eligible, the valuation period begins on the date such notice is delivered. The maximum amount of each put shall be the lower of 200% of the average daily trading volume and $500,000.

The Purchase Agreement provides for the payment of $25,000 liquidated damages to the Investor if Paul Adler, the sole officer of the Company, resigns or is removed as chief executive officer or chief financial officer of the Company.

The Company’s sales of shares of Common Stock to the Investor under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Investor and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

The Company agreed with the Investor that it will not enter into any other credit equity line agreements without the prior consent of the Investor.

As consideration for its commitment to purchase shares of Common Stock pursuant to the Purchase Agreement, the Company agreed to issue to the Investor 50,000 shares of Common Stock (the “Commitment Shares”) upon execution of the Purchase Agreement.

In connection with Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, dated November 2, 2021. Pursuant to the terms of the Registration Rights Agreement, the Company shall file a registration statement with the SEC with respect to the shares of Common Stock issuable to the Investor pursuant to the Purchase Agreement and the Commitment Shares no later than December 31, 2021.

The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to the Investor under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties and agreements of the Company and the Investor and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, copies of which are attached hereto as Exhibit 10.1 and 10.2, respectively, and each of which is incorporated herein in its entirety by reference.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

Revenue and Cost of Sales

During the three months ended September 30, 2021, our revenues were $732,601 compared to $667,237 during the period ended September 30, 2020, an increase of $65,304, or an increase of approximately 9.8%. The increase is primarily attributable to the increased orders with existing customers and expansion of the Company’s product offering, the addition of a significant big box retail customer

Cost of sales was $451,069 for the three months ended September 30, 2021 compared to $420,698 for the three months ended September 30, 2020. The increase in cost of sales is due to increased sales levels. Gross profit margin for the nine months ended September 30, 2021 was 38.4% compared to 36.9 % during the same three month period in 2020. The improvement in gross profit margins is attributable to more efficient operations at higher sales levels.

Operating expenses

During the three months ended September 30, 2021 our operating expenses were $304,060 compared to $208,821 during the three months ended September 30, 2020. Both periods include charges for non-cash stock based compensation due to stock issuances for services. The primary reasons for the increase in operating expenses excluding stock based compensation in both periods is due to an increase of $83,272 in payroll, increase of $28,609 in general and administrative expenses associated with supporting higher levels of revenue.

Other Expense

Other expense was comprised solely of interest expense which amounted to $4,905 during the period ended September 30, 2021 compared to $7,215 during the same three month period ended September 30, 2020. The decrease in interest expenses is due to lower levels of factoring required due to the Company’s improved profitability.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Net (Loss) Income

Net loss for the three months ended September 30, 2021 was $27,432 compared to a net income of $59,144 for the three months ended September 30, 2020. The decrease in profitability in this period compared to the same period in 2020 is attributable to increased expenses offset to a lesser extent by an improvement in gross margin.

Revenue and Cost of Sales

During the nine months ended September 30, 2021, our revenues were $2,112,580 compared to $1,260,539 during the period ended September 30, 2020, an increase of $852,041.

The increase is primarily attributable to the increased orders with existing customers and expansion of the Company’s product offering, the addition of a significant big box retail customer in the first quarter and partially attributable a comparison to 2020 which was impacted by Covid-19.

Cost of sales was $1,256,778 for the nine months ended September 30, 2021 compared to $785,473 for the nine months ended September 30, 2020. The increase in cost of sales is due to increased sales levels. Gross profit margin for the nine months ended September 30, 2021 was 40.5% compared to 37.7% during the same nine month period in 2021. The improvement in gross profit margins is attributable to more efficient operations at higher sales levels.

For the nine months ended September 30, 2020, we had five customers that represented 99% of our business, compared to four customers that represented 85% of our business during the nine months ended September 30, 2020. The loss of any these customers could have a material adverse impact on our business.

Operating expenses

During the nine months ended September 30, 2021 our operating expenses were $1,654,585 compared to $26,613,023 during the nine months ended September 30, 2020. Operating expenses in both periods include no-cash charges for stock based compensation and a non-cash charge of $26,020,400 in 2020 related to the issuance of super preferred common stock. Excluding these non-cash charges, operating expenses were $870,326 during the nine months ended September 30, 2021 compared to $426,268 during the nine months ended September 30, 2021. The increase in operating expenses in 2021 compared to 2020 are attributable to increased payroll expenses of $176,059 and an increase in selling, general and administrative expenses of $246,542. The increase in Selling, general and administrative expense is attributable to extra infrastructure expense to support the Company’s growth and due to an increase in advertising expense of $153,517

Other (Expense) Income

Other expense during the nine month period ended September 30, 2021 was $11,327 compared to other income of $5,469 during the period ended September 30, 2020. The decrease in other income in 2021 compared to the 2020 period is due to $28,642 in other income recorded as a result of PPP forgiveness in 2020 compared to $-0- in 2021, offset by a decrease in interest expense in 2021 compared to 2020 of $11,846. The decrease in interest expenses is due to lower levels of factoring required due to the Company’s improved profitability.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2021 was $810,110 compared to the net loss of $26,132,488 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021 we had $393,254 in cash and cash equivalents compared to $62,555 in cash as of September 30, 2020.

Net cash used in operating activities increased to $374,474 in the nine months ended September 30, 2021 compared to $81,085 during the same period in 2020. The increase in cash used in operating is primarily due to approximately $285,000 in higher levels of inventory necessitated due to worldwide supply chain issues.

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

The Company may also increase its liquidity by utilizing its right to sell up to $5,000,000 in shares of its common stock, $0.0001 par value per share, to Williamsburg Venture Holdings, LLC, a Nevada limited liability company (the “Investor”) pursuant to an Equity Purchase Agreement (the “Purchase Agreement”) the Company entered with the Investor on November 2, 2021. Under the terms and subject to the conditions of the Purchase Agreement, the Investor is obligated to purchase up to $5,000,000 in shares of Common Stock (subject to certain limitations) from time-to-time over the 12-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”), is declared effective by the SEC. The price per share of Common Stock shall be ninety percent (90%) of the average of the volume weighted average price of the Company’s Common Stock for five trading days following the clearing date associated with the put notice delivered by the Company to the Investor.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

Exhibits #	Title
31.1/31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1/32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Date: November 15, 2021	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

