Form 10-K
period 2021-12-31
Global Diversified Marketing Group Inc.
filed 2022-03-14
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commissions file number 000-55889

GLOBAL DIVERSIFIED MARKETING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3707673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4042 Austin Boulevard, Suite B Island Park, New York 11558

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code 800-500-5996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,736,591 on June 30, 2021

As of March 11, 2022, there were 14,488,256 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to successfully complete potential acquisitions and collaborative arrangements; and changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas. These risks and others described under the section “Risk Factors” below are not exhaustive.

All forward-looking statements speak only as of the date of this Annual Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Global Diversified Marketing Group Inc., a Delaware corporation, its wholly-owned subsidiary, Global Diversified Holdings, Inc., described below.

PART I

Item 1.	Business

Overview

Global Diversified Marketing Group Inc. (the “Company”) was incorporated on December 1, 2017 as a Delaware corporation under the name “Dense Forest Acquisition Corporation,” and became subject to the Exchange Act reporting requirements by filing a Form 10 Registration Statement with the SEC on January 19, 2018. On June 13, 2018, the Company effected a change in control with (i) the resignation of the then-officers and directors, (ii) the contribution back to the Company of 19,500,000 shares of the 20,000,000 outstanding shares of its Common Stock by these former directors and officers, and (iii) the appointment of Paul Adler as the new director and officer of the Company. In connection thereof, on June 13, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, changing the name of the Company to “Global Diversified Marketing Group Inc.” On June 14, 2018, the Company issued 12,500,000 shares of its Common Stock to its new director and officer, Paul Adler.

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc., a private New York corporation in the snack and gourmet food business (“GDHI”), pursuant to the terms of an acquisition agreement (the “Acquisition”). Upon the consummation of the Acquisition, the Company issued 200 shares of the Company’s Common Stock to Paul Adler, the sole stockholder of GDHI, in exchange for all of the outstanding shares of GDHI, and GDHI became a wholly owned operating subsidiary of the Company. The transaction was accounted for as a combination of entities under common control since the date of the Acquisition. Prior to the Acquisition, the Company had no business and no operations. Pursuant to the Acquisition, the Company acquired the operations and business plan of GDHI.

Business

We are an early-stage global multi-line consumer packaged goods (“CPG”) company with branded product lines, and are a food and snack manufacturer, marketer and distributor in the United States, Canada, and Europe. The Company is focused on developing and marketing products that appeal to consumers’ growing preference for healthy snack food and operates through snacks segments offering Italian Wafers, French Madeleines, Italian Croissants, Macaron Cookies, Wafer Pralines, and other wholesome snacks. Our sole officer often attends global food trade shows to seek out unique products and snacks. Once the Company identifies products that fit within its distribution channels, it will seek to enter into non-exclusive manufacturing and licensing agreements with such distributors to distribute products under the Company’s own trademarked brands for sale in the United States and/or global markets. Currently, the Company maintains six trademarks for its brands registered with the US Patent and Trademark Office; each trademark covers numerous product lines with a variety of unique identifiers (known as SKUs) offered under the applicable brand name. The Company has non-contractual on-going relationships with many Fortune 500 companies, including club and retail chain stores to whom the Company directly sells its products.

The Company sells its products directly in the United States and global markets through various distribution channels comprising specialty, grocery retailers, food-service distributors and direct store delivery (“DSD”), as well as the vending, pantry, and the micro-market segment. Our buyers typically represent recognized large retail chain stores. The products are then distributed by the chains to their local outlets. The Company seeks out and develops snacks and gourmet foods to brand under its trademarks based on market trends and input from the buyers as to consumer demand. The Company works closely with buyers to evaluate products with the intent to identify products that have likely customer demand. We recently re-branded and launched all new snack marketplace and will seek to gain market share in the ecommerce segment. Our re-branded website will serve as snack marketplace which will carry its own branded products and other gourmet snacks and products

We intend to develop additional gourmet foods and snack products under its trademarked brands and to expand the Company’s offering portfolio by identifying, producing and marketing new products. Management believes that the strategy of acquiring small brands regional brands and adding these to the Company’s national distribution can prove beneficial for the Company.

Vending Operations

In addition to placing its products with large retail specialty chains, the Company supplies products to vending channels throughout the United States through food service distributors. These vending machines are located in malls, service stations, and schools. The Company works with vending companies that have, in the aggregate, more than 100,000 machines nationwide. The Company supplies vending companies with products. The Company works directly with some vending companies and with others through its food service distributors. The broker pre-sells the products and the distributor services the accounts. When the distributor services the accounts, the distributor buys the product directly. Vending machine sales represent approximately one percent our revenues.

Products and Trademarked Brands

The Company currently owns six trademark brands. Each brand encompasses numerous SKUs that are brought to the market from time to time. The Company produces its products primarily on an “on request” basis from its retail chain buyers for sale through such chains. The Company’s trademarks are listed below as follows:

Country	Mark	Status	Class	Serial Number	Registration Number	Registration Date	Owner Name	Expiration Date
USA	BISCOTTELLI	Live	030	86579810	4994327	3/28/2015	Paul Adler	3/27/25
USA	DOLCIBONO	Live	030	88639475	6078602	10/2/2019	Global Diversified Holdings, Inc.	10/1/29
USA	BONBONS DE PARIS	Live	030	87296805	544000	1/11/2017	Paul Adler	1/10/27
USA	FRUTTATA	Live	029	88519630	6171561	7/19/2019	Global Diversified Holdings, Inc.	7/18/29
USA	COCO BLISS	Live	030	87256922	5351910	12/5/2016	Paul Adler	12/4/26
USA	EZLYV	Live		97001930	Pending	8/30/2021	Global Diversified Holdings, Inc.	8/29/31

Retail Chain Buyers

The primary distribution of our products has been through specialty retail chains. We work with the buying office that determines placement for our products. The retail chain will then distribute the products to its retail outlets.

Our Strategy and Strengths

We believe a variety of favorable consumer trends, including a greater focus on health and wellness, increased consumption of smaller, more frequent meals throughout the day and a preference for convenient gourmet foods and snacks will continue to drive overall snacking growth within the overall market. Our Management believes that the Company’s products appeal to a wide range of consumers, including most age brackets. The young snackers, classified as those being between the ages of 18-34, tend to consume more snacks than average adults but the gourmet foods reach the broader adult market. The senior market tends to reduce snacks and gourmet foods. We expect to explore the development and acquisition of small regional brands and adding them to the Company’s national distribution within the United States and globally.

We anticipate that our marketing strategy will use the internet and social media including Facebook, Instagram, and Twitter. Our distribution channels consist of retailers, distributors, online e-commerce, and vending companies. The Company’s marketing strategy is primarily targeted at the vendors and retail chain stores.

The Company anticipates utilizing the following opportunities to further their marketing program, to obtain information to adjust and modify, as needed, the marketing program, and to create direct interest in its products:

Networking. Networking could be a low-cost but often effective means for us to generate partnerships and growth while bolstering personal commitments to the Company. Management will join wholesalers’ associations to network with other food manufacturers and distributors.

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

Websites. A well-optimized website has been constructed, with proper site structure, page layout, and clear and easy navigation, along with targeted keywords embedded throughout the site to ensure prominent search engine placement and saturation. The Company’s websites:

www.360worldsnacks.com, www.biscottelli.com, www.gdmginc.com, www.dolcibono.com, www.fruttatasnacks.com, and www.ezlyv.com are important marketing assets.

We anticipate that we will primarily target teens and adults up to age 65. The primary target market is “Young Snackers” that are 18-34 years old and tend to eat more snacks than other age groups. The trend of snacks between meals is especially strong with millennials and younger Americans. A quarter of American millennials, age 23 to 40, reported eating four or more times a day, compared to just 10% of Gen X and 9% of Baby Boomers. The Company believes that the senior age bracket (over 65) is not a strong snack market.

The Company use of co-packers for manufacturing and packaging of its products provides the most efficient and cost-effective means of operations for a small company like we are. It allows us to scale-up and meet growing demand, without having to invest in our own industrial setting and without the high overhead costs of hiring salespeople as employees of the Company. The Company intends to employ this model strategy in the future and also to attract and retain experienced sales team.

Competition

The snack food industry in the United States is very competitive, particularly in the savory and salty snack segment. In the United States, a study conducted and published by the Packaging Strategies magazine reported that snacks account for 51% of all food sales, and 92% of adults in the US have snacked within the last 24 hours.

The Company has observed an increased demand for “healthy” snacks. In the United States, companies are finding success in the “snackable” fruit and vegetable category, such as grapes or baby carrots.

A challenge facing entrants in the snack and gourmet food market is the dominance of leading snack food producers, particularly the industry leader PepsiCo. Large producers may experience a high degree of brand and consumer loyalty and typically possess sufficient capital to invest in extensive advertising and promotions to obtain a greater market share. Furthermore, companies such as PepsiCo often benefit from higher profit margins when compared with small- to medium-sized operators, enabling them to lower their product prices and to engage in price-based competition with competitors. Multinational producers may also experience lower per-unit costs due to economies of scale and scope

Employees

The Company currently has two employees, including one executive officer, and a director of operations, and a staff employee.

Subsidiaries

The wholly-owned subsidiary, Global Diversified Holdings, Inc., is the Company’s only subsidiary.

Item 1A	Risk Factors

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to our Business and Industry.

The Company depends on its President and Chief Financial Officer, to manage its business effectively and loss of the President and Chief Financial Officer could significantly impair the Company’s results.

The Company, through its subsidiary, has a developed track record of bringing successful new products to the retail chain buyers for the placement and sale of the Company’s products. This track record has been developed by the President and Chief Financial Officer of the Company, Paul Adler, and his ability to locate and produce unique and quality snack and gourmet foods attractive to the buyer’s market. The loss of Mr. Adler as the Company’s President and Chief Financial Officer, or in active management of the Company, could have a significant negative impact of the operations of the Company. Such a loss could impact the production of current product, the relationship with the retail chain stores and development of future products.

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

On a consolidated basis, the Company has incurred significant operating losses since inception and has a working capital deficit and accrued liabilities. As of December 31, 2021, the Company had cash on hand of $312,574, and an accumulated deficit of $27,543,659.The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existing operational cash flow may not be sufficient to fund presently anticipated operations, and the Company will need to raise additional funds through alternative sources of financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

The gourmet and snack food markets are dominated by several large strong food producers.

A challenge facing potential new or expanding entrants in the market is the dominance of leading snack food producers, particularly industry leader PepsiCo. Large producers experience a high degree of brand and consumer loyalty and possess sufficient capital to invest in extensive advertising and promotions to obtain a greater market share. Furthermore, companies such as PepsiCo benefit from higher profit margins when compared with small- to medium-sized operators, enabling them to lower their product prices to engage in price-based competition with competitors. Multinational producers also experience lower per-unit costs due to economies of scale and scope. Although these factors do not prevent a prospect from entering the industry, they may hamper the success of new entrants.

In addition, many industry players have established relationships with downstream retailers, which may be difficult for new entrants to secure. Typically, supermarkets give companies with established brands the most optimal shelf space. Moreover, larger producers have established relationships with upstream suppliers, an advantage that new entrants may find difficult to replicate.

During the last two fiscal years the Company has had four to five major customers that accounted for between 91- 99 % of its sales.

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2021, five customers accounted for approximately 99% of the Company revenues. In 2020, customers accounted for approximately __% of the Company’s revenues. Loss of any one of these four customers would have a material adverse impact on our profitability and liquidity. Although we believe that we could locate replacement customers, the initial loss of such revenues could hamper on going production and distribution of the Company.

No assurance of commercial success of any additional products.

The Company intends to seek and produce new products to add to its trademarked brands and to offer its buyers. The Company may spend a large portion of its revenues in locating and producing such products and the possible inability to market such products to the retail chain buyers, or the failure of such products to sell successfully once marketed could significantly impact the operations of the Company and impact its future ability to market other new products.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results. To manage our growth effectively, we must continually evaluate and evolve our business and manage our employees, operations, finances, technology and development, and capital investments efficiently. Our efficiency, productivity and the quality of our business may be adversely impacted if we fail to appropriately coordinate across our business operations. Additionally, rapid growth may place a strain on our resources, infrastructure, and ability to maintain the quality of our production. If and when our structure becomes more complex as we add additional staff, we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues.

As a food production company, all of our products must be compliant with regulations by the Food and Drug Administration, or FDA. Any non-compliance with the FDA could harm our business.

We must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. While our products are compliance with current regulations by the FDA, it is possible that regulations by the FDA and its interpretation thereof may change over time. As such, there is a risk that our products could become non-compliant with the FDA’s regulations and any such non-compliance could harm our business.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We regard our trademarks and other intellectual property rights as critical to our success and attempt to protect such intellectual property with registered and common law trademarks, restrictions on disclosure and other actions to prevent infringement. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

We may be subject to claims alleging the intellectual property subject to our licensing agreements is violating the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to intellectual property rights of others. We could be required to participate in interference proceedings involving issued patents and pending applications of another entity. The cost to us of any such proceeding could be substantial. An adverse outcome in an interference proceeding could require us to cease using the technology, substantially modify it or to license rights from prevailing third parties. There is no guarantee that any prevailing owner of intellectual property would offer us a license so that we could continue to engage in our activities, or that such a license is made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our services, technologies or other matters.

We may be subject to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm.

We sell products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration, mislabeling and misbranding. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. Such withdrawal may negatively and significantly impact our sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction and customer and consumer reaction. We may also be subject to claims or lawsuits resulting in liability for actual or claimed injuries, illness or death. Any of these events may result in a material adverse effect on our business. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, certain claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that is required by our customers/retailers. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.

Our Certificate of Incorporation and Bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions. During 2021, the Company obtained $5.0 million of Directors and Officers insurance.

Risks Related to COVID-19

The uncertainty and extent of the COVID-19 pandemic may continue to have an adverse effect on our operations and on the global capital markets.

The current outbreak of COVID-19 could continue to have a material and adverse effect on the Company’s business operations. We sell our products throughout the United States and global markets to buyers which typically represent recognized large retail chain stores. Any disruptions or restrictions on the Company’s ability to travel or to distribute its products in the United States and in global markets, as well as temporary closures of production facilities would likely impact our sales and operating results. In addition, Covid-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, demand for our products, and our ability to provide our products, particularly as result of our employees working remotely and/or the closure of certain offices and production facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Risks Related to Our Common Stock

The Company’s sole officer beneficially owns and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Paul Adler, the founder and President of the Company, is currently the beneficial owner of approximately ___% of the Company’s outstanding Common Stock, and assuming that Williamsburg purchases the maximum number of the Shares pursuant to the Purchase Agreement, will own approximately 68.7% of the Company’s then outstanding Common Stock. In addition, Mr. Adler owns 1,000 shares of Series A Super Voting Preferred Stock as such, he will have approximately 95.2% of the voting power in the Company and thus be able to control all matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions.

The Company has authorized the issuance of preferred stock with certain preferences.

The Company is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors of the Company (the “Board”) has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The Board may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the Board as a device to prevent a change in control of the Company. To the Company has designated 1,000,000 shares of Series A Super Voting Preferred Stock, each of which votes with the Common Stock and has 100,000 votes. Mr. Adler, our sole officer and a member of the Board, owns all the issued 1,000 shares of this class of preferred stock which gives him an additional 100,000,000 voting rights in any shareholder meeting.

Future capital raises may dilute our existing shareholders’ ownership, the value of their equity securities and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities in connection with equity financings, our existing shareholder’ percentage ownership may decrease, and these shareholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our shareholders. Furthermore, if we offer to sell our shares of Common Stock in subsequent offerings for the purchase price that is less than the purchase price of shares of Common Stock offered pursuant to this Report, this may impact the value of equity securities of the shareholders that are purchasing our shares of Common Stock in the offering pursuant to this Report. In addition, the issuance of such additional shares may impact the ability of any investor to sell their shares once such shares are eligible for sale.

The sale of shares of our Common Stock to Williamsburg may cause dilution, and the subsequent resale of the shares of our Common Stock acquired by Williamsburg, or the perception that such resales may occur, could cause the price of our Common Stock to fall.

Under the Purchase Agreement, we may require Williamsburg to purchase up to $5.0 million of our Common Stock, except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to Williamsburg if such purchase would result in its beneficial ownership of more than 4.99% of our outstanding Common Stock. After Williamsburg has acquired our shares, it may sell all, some, or none of those shares. Therefore, sales to Williamsburg by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to Williamsburg, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Under the Purchase Agreement, Williamsburg’s per-share purchase price for our shares will be equal to 90% of the VWAP average of the Common Stock during five consecutive days immediately following the clearing date associated with the applicable put notice during which the purchase price is valued. Depending on market liquidity at the time, resales of these shares may cause the trading price of our Common Stock to fall.

Williamsburg will pay less than the then-prevailing market price for our Common Stock.

We will sell shares of our Common Stock to Williamsburg pursuant to the Purchase Agreement at 90% of the VWAP average of the Common Stock during five consecutive days immediately following the clearing date associated with the applicable put notice during which the purchase price is valued. Williamsburg has a financial incentive to sell our Common Stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Williamsburg sells the shares, the market price of our Common Stock could decrease.

The Company’s election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an emerging growth company, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company’s financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

“Penny Stock” rules may make buying or selling our Common Stock difficult. Limitations upon Broker-Dealers Effecting Transactions in “Penny Stocks”

Trading in our Common Stock is subject to material limitations as a consequence of regulations which limit the activities of broker-dealers effecting transactions in “penny stocks.” Pursuant to Rule 3a51-1 under the Exchange Act, our Common Stock is a “penny stock” because it (i) is not listed on any national securities exchange (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on “penny stocks”, which makes selling our Common Stock more difficult compared to selling securities which are not “penny stocks.” Rule 15a-9 restricts the solicitation of sales of “penny stocks” by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in “penny stocks”, and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser’s investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in “penny stocks” first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in “penny stocks”, (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our Common Stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because our Common Stock is deemed a low-priced “penny stock,” it will be cumbersome for brokers and dealers to trade in our Common Stock, making the market for our Common Stock less liquid and negatively affect the price of our stock.

We will be subject to certain provisions of the Exchange Act, commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules and FINRA rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our Common Stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

We are an “emerging growth company” under the JOBS Act of 2012 and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our Common Stock may be less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earlier of (i) the last day of the year following the fifth anniversary of the date of the completion of our initial public offering, (ii) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period..

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Since we are traded on the OTC Pink Market, an active, liquid trading market for our Common Stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Presently, our Common Stock is traded on the OTC Pink Market. There is a very limited trading in our stock and there is no assurance that an active market will develop. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our Common Stock may be limited, and a lack of visibility for shares of our Common Stock may have a depressive effect on the market price for shares of our Common Stock. The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Pink Market is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common stock. Moreover, the OTC Pink Market is not a stock exchange and is not an established market, and trading of Securities is often more sporadic than the trading of securities listed on a national stock exchange like the NYSE. Accordingly, you may have difficulty reselling any shares of Common Stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company does not own real properties. The Company leases approximately 1,500 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. On October 1, 2021 the Company into a 60-month lease $20,976 per year for the first two years with 3% annual escalation clauses for the last three years of the lease. The lease contains one five year renewal option. Management believes that its present facilities are adequate for its needs.

The Company’s website is www.360worldsnacks.com.

Item 3.	Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “GDMK.” However, there is currently only a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

On March 8, 2022, the last reported closing price of our Common Stock was $0.18 per share.

Holders

As of March 11, 2022, there were 33 shareholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide this information

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “INTEND,” “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR CONSOLIDATED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON STOCK” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

The Company was incorporated on December 1, 2017 as a Delaware corporation under the name “Dense Forest Acquisition Corporation,” Prior to the acquisition of GDHI as a subsidiary, the Company had no operations other than the administrative operations involved with the change in control. The information discussed herein below reflects the results of the Company’s subsidiary, GDHI, an operating company in the snack and gourmet food production, marketing, and distribution industry.

Recent Developments

Equity Purchase Agreement and Registration Rights Agreement with Williamsburg

On November 2, 2021, the Company entered into the Purchase Agreement (the “Purchase Agreement”) with Williamsburg Venture Holdings, LLC (“Williamsburg”), pursuant to which the Company shall have the right, but not the obligation, to direct Williamsburg, an unrelated third party, to purchase up to $5,000,000 of its Common Stock . The Purchase Agreement provides that the Company can sell the shares of Common Stock (the “Put Shares”) to Williamsburg from time-to-time over the 12-month period commencing on the date commencing on November 2, 2021, and ending on the earlier of (i) the date on which Williamsburg shall have purchased up to $5,000,000 of shares, (ii) November 2, 2022, or (iii) written notice of termination by the Company to Williamsburg, which shall not occur at any time that Williamsburg holds any of the shares it purchased in connection with the applicable Put Notice. Each notice to Williamsburg shall state the number of shares of the Common Stock Williamsburg is required to purchase, not to exceed a value of the lower of 200% of the average daily trading volume and $500,000. The price per share of Common Stock shall be 90% of the average of the volume weighted average price of the Company’s Common Stock for five trading days following the date of the delivery of the shares.

As consideration for its commitment to purchase shares pursuant to the Purchase Agreement, the Company issued to Williamsburg 50,000 shares of Common Stock.

There is no guarantee that we will be able to meet the conditions under the Purchase Agreement or that we will be able to draw down any portion of the amounts available under the Purchase Agreement (the “Commitment Shares”).

We also entered into the Registration Rights Agreement with Williamsburg, pursuant to which, we have filed a registration statement with the SEC relating to Williamsburg’s resale of any shares of Common Stock it purchases, including the Commitment Shares. The effectiveness of this Registration Statement, which is currently being reviewed by the SEC, is a condition precedent to our ability to sell shares of our Common Stock to Williamsburg under the Purchase Agreement.

Discussion of the Years Ended 2021 and 2020

Revenues and Cost of Sales

Sales for the year ended December 31, 2021 were $2,665,017 compared to sales for the year ended December 31, 2020 of $1,660,726, an increase of $1,004,291or approximately 60.5%. Our sales increases in the 2021 period are attributable to the addition of a new customer, new products as well as increased sales to existing customers; offset by the impact of Covid-19.

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2021, five customers accounted for approximately 99% of the Company revenues. In 2020, four customers accounted for 91% of the Company’s revenues. Loss of any one of these five customers would have a material adverse impact on the Company’s profitability and liquidity.

For the year ended December 31, 2021, gross profit was $1,035,901 or 38.9 % of revenue compared to gross profit of $660,815 or 39.1% of revenue. The slight decrease in gross profit in 2021 as a percentage of sales (“gross margin”) compared to 2020, is attributable to increased shipping and container costs during the fourth quarter of 2021.

Operating expenses

Operating expenses for the year ended December 31, 2021, were $2,237,178 compared to $26,821,661 for the same period ended December 31, 2020. Operating expenses consisted of payroll and taxes, legal and professional fees, rent and selling, general and administrative expenses. The 2020 period includes a non-cash charge of $26,020,400 in stock-based compensation related to the issuance of the Series A Preferred Stock with super-voting rights to the Company’s chief executive officer. Excluding the one -time charge of $26,020,400, operating expenses were $2,237,178 in 2021 compared to $801,261. The increase in operating expenses in 2021 compared to 2020 are attributable to the payroll associated with the hiring of an operations manager, an increase of $953,063 in stock based compensation for consultants and services providers, and an increase of advertising expense of approximately $80,000.

Other income and (expense)

Other income and expense is comprised of other income items and interest expense. Other expense was $12,601 for the year ended December 31, 2021, compared to $5,785 in other income during the same period ended December 31, 2020. The decrease in other income and expense is attributable to a reduction of $21,698 in interest expense in the 2021 period more than offset by income from the forgiveness of 40,084 in PPP loans in 2020 period.

Liquidity and Capital Resources

As of December 31, 2021, and 2020, the Company had $312,574 and $62,555 in cash on hand, respectively. Net cash used in operating activities was $438,415 compared to $41,597 for the same period ended December 31, 2020. The increase in net cash used in operating activities is primarily attributable to an increase in net loss in the 2021 period (net of non-cash charges) and a significant increase in inventory levels necessitated by world-wide supply chain issues which has slowed down the timing of inventory imported by the Company from overseas.

Cash flows from financing activities increased to $696,432 for the period ended December 31, 2021, compared to $71,969 during the same period ended December 31, 2020. The increase in net cash provided from financing activities is attributable to the receipt of $379,165 in government PPP loans in 2021 compared to $149,900 in 2020, as well as $300,000 in proceeds for private placements of common stock in 2021 compared to zero in the 2020 period .

A large portion of the Company’s liquidity in both 2021 and 2020 was provided by the SBA COVID-19 loans and EIDL loans thus allowing the Company to reduce its reliance on factoring. There can be no assurances that other forms of financing on reasonable terms, or continued higher levels of factoring will be available to the Company in the future. Nor can there be any assurance that the Company will achieve positive cash flow from operations.

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

Going Concern

There is substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. For the period ended December 31, 2021, the Company had a net loss of $1,213,879 and had a stockholder’s deficit of $27,543,659.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

Item 7A	Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company, we are not required to provide this information

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2021, and 2020 are attached included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.	Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized, and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. Management has determined that disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

BF Borgers CPA PC., Lakewood, Colorado, the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as no such report is required for a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company are as follows:

Name	Age	Position	Director/Executive Officer Since

Paul Adler	45	President, Chief Financial Officer, Secretary, Treasurer, Director	June 13, 2018

James Curtis Donegan	64	Director	February 24, 2021

Michael Cascione	62	Director	February 24, 2021

Sandra G. Williams	76	Director	February 24, 2021

David Natan	68	Director	February 24, 2021

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s operating subsidiary, GDHI, has a separate board of directors from the Company which consists of:

Name	Position

Paul Adler	President, Secretary, CFO, Director

The Company is authorized to have at least one director but no more than five. Each of the Company’s directors serves for a term of one year or until a successor is elected and qualified. Set forth below is a brief description of the background and business experience of our executive officers and directors.

Paul Adler

President, Secretary, Chief Financial Officer and a director of the Company.

Paul Adler has over a decade of experience in food manufacturing and marketing industries having served as a board member in two food manufacturing companies. In 2012, Mr. Adler established Fruttata Brand, a line of freeze-dried healthy fruit snacks, under the corporate umbrella of Global Diversified Holdings, Inc., the subsidiary of the Company. Since 2012, Mr. Adler has worked with Global Diversified Holdings Inc., our subsidiary, in which he currently serves as a director, President, Chief Financial Officer and Secretary, to continue its development as a manufacturer, marketer and supplier of unique products. Mr. Adler has extensive knowledge of day-to-day business operations ranging from Wall Street companies to running a private company and has been successful at establishing long-lasting business relationships throughout his career. Mr. Adler’s extensive experience in the industry led to the decision to appoint him to the board of directors.

James Curtis Donegan has 30 years sales and marketing experience in the food industry. Mr. Donegan’s has been the principal of Crestview Consultants since 2006 serving various food industry clients. Prior thereto he worked for many food industry companies including P&G from 1979 to 1981, Pepsi from 1981 to 1983, Ragu Foods – Unilever from 1983 to 1989, McCain Elio’s Foods from 1989 to 1992 and others. Mr. Donegan’s experience in the food industry led to the decision to appoint him to the board of directors.

Michael Cascione is the founder and president of Group C, whose various companies provide Pantry, Micro Markets, Coffee and Vending services. Mr. Cascione’s original startup, CC Vending (CCV), began in 1989 was with a single beverage machine. CCV has subsequently grown into one of the largest vending companies on the East Coast, servicing over 15,000 machines, while managing the operations of several other companies throughout four states. Mr. Cascione, credits his early embrace and investment in technology as one of the keys to his and the company’s success. CCV currently develops new technology for Micro-Markets and creates healthy products for the K-12 market, where it services the nation’s largest public school system, the New York City Department of Education. In addition, Group C’s Metropolitan Coffee House roasts and packages its own coffee for OCS accounts throughout the tri-state area. Mr. Cascione continues to guide Group C’s expansion in both technology and geography; committing resources to research and development, as well as corporate acquisition. Mr. Cascione’s extensive experience in the industry led to the decision to appoint him to the board of directors.

Sandra G. Williams has been a consultant to a New York City sportswear and dress manufacturer since May 2018. Prior thereto was at TJX Corporation in various capacities from 2000 to 2018. Mrs. William’s experience led to the decision to appoint her to the board of directors.

David Natan has served as President and Chief Executive Officer of Natan & Associates, LLC, Parkland, Florida, a privately held consulting firm offering chief financial officer services to public and private companies in a variety of industries. In addition, since April 2020 Mr. Natan has served as Executive Vice President and Chief Financial Officer for Airborne Motorworks, Inc., Spokane, WA, a privately-held aerospace transportation company, Since February 2021, Mr. Natan is a director and Chairperson of the Company’s Audit Committee. In February 2022 Mr. Natan became a director and chair of the Audit committee for Sunshine Biopharma, a Nasdaq listed biotechnology company. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. a company focused on the solar industry and LED lighting products. He was also Chairman of the Board of this company from April 2015 to May 2020. Additionally, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm, as well as a member of the Board of Directors of various companies. Mr. Natan holds a B.A. in Economics from Boston University.

Directors Donegan, Cascione, Williams and Natan were appointed to the Board on February 24, 2021. On March 1, 2021, the Company granted 25,000 shares of Common Stock to each of these directors. In addition, the Company granted Mr. Natan another 25,000 shares of Common Stock in connection with his appointment as the member of the Audit Committee.

Director Independence

With the exception of Paul Adler, our Board has determined that all of our directors are independent, as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Committees of the Board

Audit Committee

The Company established its Audit Committee on April 5, 2021. The Audit Committee will (a) assist the Board in fulfilling its oversight of: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements relating to the Company’s financial statements and related disclosures; (iii) the qualifications and independence of the Company’s independent auditors; and (iv) the performance of the Company’s independent auditors; and (b) prepares any reports that the rules of the SEC require be included in the Company’s annual proxy statement. We appointed our new director, David Natan, as the member of the Audit Committee. Our Board may designate from among its members to appoint additional members to the Audit Committee in the future. We have not adopted a written audit committee charter at this time.

Other than the audit committee, the Company currently does not have any other committees, nor does the Company have a written nominating, compensation or audit committee charter. The Board believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees. However, the Board may establish such committees in the near future upon the Board’s determination.

The Company does not currently have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board believe that, given the stage of the Company’s development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the Board and does not have any specific process or procedure for evaluating such nominees. The Board will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with the Board may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Family Relationships

There are no family relationships between any of our directors or executive officers, other than one of our advisors, Anthony Cascione, who is the son of Michael Cascione, a director.

Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Oversight

Effective risk oversight is an important priority of the Company. Because risks are considered in virtually every business decision, the Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so. Prior to the establishment of an audit committee, our Board was responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. With the establishment of the audit committee, the audit committee will perform this and other functions, assisting the Board in fulfilling its oversight responsibilities.

Code of Ethics

The Company has not adopted a code of ethics.

Director of Operations.

Sergey Kats. Sergey Kats has started his employment with the Company as the director of operations on April 5, 2021. Prior to joining the Company as the director of operations, Mr. Kats has worked in major business banking institutions. From March 2019 to March 2021, Mr. Kats served as Vice President Senior Bank Business Banker at Capital One Bank. From March 2012 to March 2019, he was employed with JP Morgan Chase Bank, starting as a Business Banker and becoming a Vice President Business Relationship Manager. Mr. Kats received his Associate Degree in Business Administration at Nassau Community College in May 2007. We do not have a written employment agreement with Mr. Kats, but the Company made an oral arrangement to pay Sergey Kats an annual salary in the amount of $160,000. In addition, the Company issued 100,000 shares of its Common Stock to Mr. Kats upon his employment as a bonus.

Advisors

In addition to the management team, the Company has developed an advisory team that supports the Company and provides guidance and credibility and contacts as needed. The advisors do not receive compensation for their assistance to the Company. The advisors include:

Anthony Cascione. Anthony Cascione is a lifetime member of the vending industry and a partner in Group C. As the director of operations of Route Drive and Manager and a specialist in operations and logistics, Mr. Cascione’s deployment of cloud-based management and telemetry systems have helped CC Vending become one of the East Coast’s largest independent operators, with over 15,000 machines in a four-state area. He has similarly expanded Group C’s Micro Market facilities, which now operate throughout the region. Of particular note, is the 10-year extension of the New York City Department of Education contract, which was credited to Mr. Cascione’s management of the account and his stewardship throughout the renewal process. At the present time, there are over 3,000 machines operating in 1,400 schools. Mr. Cascione is committed to the continued growth of Group C and its various companies. His knowledge of the industry and passion for innovation, along with his leadership, has provided the structure and strategy to continue its expansion in both operations and geography. Anthony Cascione is the son of Michael Cascione.

Oleg Kaplun. In 2010, Mr. Kaplun started a food distribution company in New York to service specialty and ethnic markets. He has continued to grow his company by expanding the customer base and introducing products from all over the world. He has increased truck fleet by 6-fold and continues to seek new opportunities by branching out in other markets. Currently, the assortment of the products that his company offers is up to 2500 SKU’s. Before founding his distribution company, Mr. Kaplun ran a national distribution company in Israel and was instrumental in building a multinational distribution network.

Item 11.	Executive Compensation

Summary Compensation

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	Total ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Paul Adler	2021	295,000						295,000
CEO,	2020	210,000						210,000		210,000
President

(1)	This compensation was paid to Paul Adler from the Company’s wholly-owned subsidiary, GDHI. The Company anticipates that it will continue paying such compensation to Mr. Adler with annual increases as approved by the Board. The Company may choose to pay an additional salary or stock to its executive management in the future.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this Report.

There were no outstanding equity awards made to any officers or directors as of December 31, 2020.

Employment Agreements, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into any employment agreements with any officers or key personnel. In connection with Mr. Kats’ employment, the Company orally agreed to provide to Sergey Kats an annual cash salary of $160,000. As of the date of this Report, the Company has two employees, including Paul Adler, a director and the sole officer and the director of operations. There are no compensation plans or arrangements, including payments to be made by us, with respect to Paul Adler that would result from the resignation, retirement or any other termination.

The Company does not have any change-in-control agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table lists, as of March 9, 2022, the number of shares of Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. The Company does not have any compensation plans. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each shareholder’s address is c/o Global Diversified Marketing Group Inc, 4042 Austin Boulevard, Suite B, Island Park, New York 11558.

The percentages below are calculated based on 14,488,256 shares of Common Stock issued and outstanding as of March 9, 2021.

Name and Position	Shares Owned		Percent of Class

Paul Adler President, CFO, Director	12,375,200	(1)	85.4	%(1)
James Curtis Donegan, Director	35,000		*
Michael Cascione, Director	25,000		*
Sandra G. Williams, Director	25,000		*
David Natan, Director	50,000		*

All Officers and Directors as a Group (5 person)	12,510,200		86.3%

* Less than 1%

(1)	Includes 650,000 shares held by Mr. Adler’s spouse.

The following table sets forth as of the date of this Annual Report, each person known by the Company to be an officer or director of the Company or a beneficial owner of five percent or more of the Company’s Series A Super Voting Preferred Stock.

Name and Position	Shares Owned	Percent of Class

Paul Adler, President, CEO and Director	1,000	100%

Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Accordingly, Mr. Adler has an additional 100,000,000 votes in addition to his 12,375,200 shares of Common Stock and together has an aggregate of 112,375,200 voting share equivalents equaling more than 98.1% of the voting power of our stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2020 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

During the years ended December 31, 2021 and 2020, the Company paid an annual salary to Paul Adler, the Company’s Chief Financial Officer and President, in the amount of $_295,000___ and $210,000, respectively, for the services provided to the Company by Mr. Adler.

On April 5, 2021, the Company hired Sergey Kats as the director of operations, and agreed to pay an annual salary in the amount of $160,000 to Mr. Kats for his services as the director of operations to be provided to the Company. In connection with his employment, the Company also issued to Mr. Kats an aggregate of 100,000 restricted shares of Common Stock, valued at $0.0001 per share or $10.00.

Directors Donegan, Cascione, Williams and Natan were appointed to the Board on February 24, 2021. On March 1, 2021, the Company granted 25,000 shares of Common Stock to each of these directors. In addition, the Company granted Mr. Natan another 25,000 shares of Common Stock in connection with his appointment as the member of the Audit Committee.

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

	December 31, 2021	December 31, 2020
Audit-Related Fees	$38,340	30,500

The Company does not currently have an audit committee serving and as a result, its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement, Schedules

EXHIBITS:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on January 19, 2018)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on January 19, 2018)

3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed 1-19-2018)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company – (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019)

3.5	Certificate of Designations, Preferences, and Rights of Series A Super Voting Preferred Stock, dated February 24, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission dated March 2, 2020.

4.1*	Description of Securities

10.1	Agreement and Plan of Reorganization by and among the Company, Global Diversified Holdings, Inc., and the sole shareholder of Global Diversified Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission dated December 3, 2018)

10.2	Equity Purchase Agreement, dated as of November 2, 2021, between the Company and Williamsburg Venture Holdings, LLC (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission dated November 8, 2021)

10.3	Registration Rights Agreement, dated as of November 2, 2021, between Global Diversified Marketing Inc. and Williamsburg Venture Holdings, LLC (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K, dated November 8, 2021)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2021

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global Diversified Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Diversified Marketing Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 11, 2022

Global Diversified Marketing Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$312,574	$62,555
Accounts receivable	174,579	134,570
Prepaid expenses	51,984	31,444
Inventory	664,337	350,615
Other assets	999	10,890
Total current assets	1,204,472	590,074
Property and equipment, net	833	1,389
Operating lease right of use assets	80,271	14,257
Other assets-security deposit	1,600	1,600
Total assets	$1,287,175	$607,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	491,684	$472,514
Current portion of operating lease payable	13,508	15,732
Government loans payable	529,065	149,900
Loans payable	37,807	20,540
Lease liabilities	66,763	-
Total current liabilities	1,072,063	658,686
Total liabilities	1,138,826	658,686

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,473,256 and 13,132,518 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,447	1,313
Additional paid-in capital	27,688,665	26,267,208
Accumulated deficit	(27,543,659)	(26,329,779)
Accumulated other comprehensive income	1,895	9,892
Total stockholders’ equity(deficit)	148,349	(51,366)
Total liabilities and equity	$1,287,175	$607,320

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
Sales, net	$2,665,017	$1,660,726
Cost of goods sold	1,629,116	999,911
Gross margin	1,035,901	660,815
Operating expenses:
General and administrative expense -related party	-	26,020,400
Payroll and taxes	657,760	241,018
Legal and professional fees	1,041,542	242,892
Rent	21,254	16,225
Selling, general and administrative and expenses	516,623	301,126
Total operating expenses	2,237,178	26,821,661
Income (loss) from operations	(1,201,278)	(26,160,846)
Other (expense)
Interest expense	(12,601)	(34,299)
Miscellaneous income	-	40,084
Total other (expense)	(12,601)	5,785
Income (loss) before income taxes	(1,213,879)	(26,155,061)
Provision for income taxes (benefit)	-	-
Net loss	$(1,213,879)	$(26,155,061)

Basic and diluted earnings (loss) per common share	$(0.09)	$(2.00)

Weighted-average number of common shares outstanding:
Basic and diluted	14,011,246	13,076,590

Comprehensive income (loss):
Net income(loss)	$(1,213,879)	(26,155,061)
Unrealized gain on foreign exchange	7,997	9,892
Comprehensive income (loss)	$(1,205,882)	$(26,145,169)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2019	-	$-	13,010,200	$1,301	$78,169	$(174,718)	$-	$(95,248)

Issuance of super-voting preferred stock	1,000				26,020,400			26,020,400

Common stock issued for services			122,318	12	168,639			168,651

Change in foreign currency trnaslation							9,892	9,892

Net income (loss)						(26,155,061)		(26,155,061)

Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	26,267,208	(26,329,779)	$9,892	$(51,366)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			925,110	93	1,121,499			1,121,591

Common stock issued in private placements			415,628	42	299,958			300,000

Net income(loss)						(1,213,879)		(1,213,879)

Change in foreign currency translation							(7,997)	(7,997)

Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group, Inc.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,213,879)	$(26,155,061)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	556	556
Stock-based compensation		26,020,400
Common stock issued for services	1,121,592	168,529
Changes in operating assets and liabilities:
Accounts receivable	(40,009)	(82,286)
Prepaid expenses	(20,539)	2,732
Right of use assets	(66,014)	16,220
Inventory	(313,722)	(126,240)
Other assets	9,892	(6,507)
Operating lease payable	64,539	(20,517)
Accounts payable and accrued expenses	19,170	140,577
Net cash provided by (used in) operating activities	(438,415)	(41,597)

Cash flows from financing activities:
Increase (decrease) in loans payable, net	17,267	(77,931)
Proceeds from private placements	300,000
Government loans	379,165	149,900
Net cash provided by (used in) financing activities	696,432	71,969

Effect of exchange rates on cash and cash and cash equivalents	(7,997)	9,892
Net increase (decrease) in cash and cash equivalents	258,017	30,372
Cash and cash equivalents at beginning of period	62,555	22,291
Cash and cash equivalents at end of period	$312,574	$62,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,601	$34,299
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC. NOTES

TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the years 2021 and 2020 is reflected in these financial statements along with the expenses of the Company.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2021 and December 31, 2020 stock-based compensation was $1,121,952 and $168,529 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On December 31, 2021, and 2020, the Company had $312,574 and $62,555 of cash.

Factoring

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a loan payable in on our consolidated balance sheet. As of December 31, 2021 and 2020, the amounts due to factors were $-0- and $20,540 respectively.

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

Bad debt expense for the years ended December 31, 2021, and 2020 was $0 and $0, respectively; the allowance for doubtful accounts on December 31, 2021, and 2020 was $0.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $173,741 and $93,805 during the years ended December 31, 2021, and 2020, respectively.

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2021 the Company had a balance of $1,895 in accumulated other comprehensive income which arose from unrealized gain due to foreign currency fluctuations.

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

NOTE 2 GOING CONCERN

As of December 31, 2021, the Company had cash and cash equivalents of $312,574 and had an accumulated deficit of $27,543,659. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $.0001 par value common stock authorized. The Company had 14,473,256 and 13,132,518 shares of common stock issued and outstanding as of December 31, 2021, and December 31, 2020, respectively.

2020 Common Stock Issuances

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

All of these charges were recorded as “professional fees” on the Company’s Consolidated Statements of Operations during the year months ended December 31, 2020.

2021 Common stock Issuances

During the year ended December 31, 2021, the Company issued a total of 1,340,738 shares as follows:

Services

800,110 shares were issued for services to consultants and one employee. These shares were valued at $871,341

125,000 shares were awarded to four independent directors and were valued at $250,250.

These charges amounting to $1,121,591 were recorded as $932,591 in “professional fees” and $189,000 in payroll on the Company’s Consolidated Statements of Operations during the year ended December 31, 2021.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021, and 2020, the Company incurred salary expense of $298,000 and $210,000 respectively, related to services provided to it by its CEO.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company renewed a 60-month lease agreement on October 1, 2021, to rent approximately 1500 square feet of office space in Austin Park, New york. The lease requires monthly payments of $1,748.36 for the first 24 months and after that increases by approximately 3% each year, and contains one five year renewal option. Rental expenses under this lease for the year ended December 31, 2021, and 2020 was $21,254 and $16,255, respectively. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

December 31, 2022	$20,980
December 31, 2023	21,137
December 31, 2024	21,771
December 31, 2025	22,425
December 31, 2026	17,194
Total	$103,509

Under the guidelines of ASC 842, renewal of the lease at the end of its term was not considered probable. The Company record right of use assets and lease liabilities of $83,415 related to this lease.

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding on December 31, 2021, and 2020 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	2021	2020
Credit Line - BlueVine	-	14,072
Credit Line – Loan Builder	-	6,468
Credit Line - Sterling	37,807	-
Total loans payable	$37,807	$20,540

The credit lines to BlueVine and LoanBuilders were for factoring of receivables. The credit line to Sterling is an unsecured line of credit.

NOTE 7 – INCOME TAXES

For the period ended December 31, 2020, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry forward is approximately 409,000 on December 31, 2020.

The provision for Federal income tax consists of the following on December 31, 2021, and 2020:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$48,000	$33,900
Less: NOL carryforward in 2021, and valuation allowance in 2020	(48,000)	(33,900)
Net provision for Federal income taxes	$-	$-

NOTE 8 – CONCENTRATIONS

The Company does substantially all of its business with 4 customers. These customers accounted for % and 91% of revenues for the years ended December 31, 2021, and 2020, respectively.

	2021		2020
Customer A	27		34
Customer B	24		24
Customer C	21		22
Customer D	17		11
Customer E	10		-
Total		%	91%

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

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Dated:	March 14, 2022	By:	/s/ Paul Adler
Paul Adler
President (principal executive officer)

Dated:	March 14, 2022	By:	/s/ Paul Adler
Paul Adler Chief Financial Officer (principal financial and accounting officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Adler	President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 14, 2022
Paul Adler

/s/ James Curtis Donegan	Director	March 14, 2022
James Curtis Donegan

/s/ Michael Cascione	Director	March 14, 2022
Michael Cascione

/s/ Sandra G. Williams	Director	March 14, 2022
Sandra G. Williams

/s/ David Natan	Director	March 14, 2022
David Natan

25