Form 10-Q
period 2022-03-31
Global Diversified Marketing Group Inc.
filed 2022-05-13
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 15,088,266 shares of its common stock issued and outstanding.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Global Diversified Marketing Group Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the SEC on March 14, 2022 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

Global Diversified Marketing Group Inc.

Financial Statements for the Three Months Ended March 31, 2022

Global Diversified Marketing Group Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$78,583	$312,574
Accounts receivable	8,098	174,579
Prepaid expenses	-	51,984
Inventory	599,714	664,337
Other assets	999	999
Total current assets	687,395	1,204,472
Property and equipment, net	694	833
Operating lease right of use assets	77,036	80,271
Other assets-security deposit	65,975	1,600
Total assets	$831,099	$1,287,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	241,188	491,684
Current portion of operating lease payable	13,508	13,508
Government loans payable	529,065	529,065
Loans payable	34,741	37,807
Total current liabilities	818,501	1,072,063
Lease liabilities	63,528	66,763
Total liabilities	882,030	1,138,826

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,488,256 and 14,473,256 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,449	1,447
Additional paid-in capital	27,693,179	27,688,665
Accumulated deficit	(27,747,453)	(27,543,659)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ equity(deficit)	(50,930)	148,349
Total liabilities and equity	$831,099	$1,287,175

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Sales, net	332,885	$823,400
Cost of goods sold	224,552	488,853
Gross margin	108,332	334,547
Operating expenses:
Payroll and taxes	152,449	75,320
Legal and professional fees	43,216	524,610
Rent	5,245	4,356
Selling, general and administrative and expenses	110,137	138,129
Total operating expenses	311,047	742,415
Income (loss) from operations	(202,714)	(407,868)
Other (expense)
Interest expense	(1,080)	(2,677)
Total other (expense)	(1,080)	(2,677)
Income (loss) before income taxes	(203,794)	(410,545)
Provision for income taxes (benefit)	-	-
Net loss	$(203,794)	$(410,545)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	14,488,256	13,495,706

Comprehensive income (loss):
Net income(loss)	$(203,794)	$(410,545)
Unrealized gain on foreign exchange	-	(5,265)
Comprehensive income (loss)	$(203,794)	$(415,810)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2020	-	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			349,681	35	485,503			485,538

Change in foreign currency translation							(5,265)	(5,265)

Common stock issued in private placements			415,628	42	299,958			300,000

Net income (loss)						(410,545)		(410,545)

Balance, March 31, 2021	1,000	$-	13,897,827	$1,390	27,052,669	(26,740,324)	$4,627	$318,362

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			15,000	2	4,514			4,515

Net loss						(203,794)		(203,794)

Balance, March 31, 2022	1,000	$-	14,488,256	$1,449	$27,693,179	$(27,747,454)	$1,895	$(50,930)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(203,794)	$(410,545)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	139	139
Stock-based compensation	4,515	485,538
Changes in operating assets and liabilities:
Accounts receivable	166,481	(142,119)
Prepaid expenses	51,984	(35,065)
Right of use assets	3,235	4,055
Inventory	64,622	94,460
Other assets	(64,375)	(2,981)
Operating lease payable	(3,235)	(4,944)
Accounts payable and accrued expenses	(250,496)	(161,113)
Net cash provided by (used in) operating activities	(230,925)	(172,575)

Cash flows from financing activities:
Increase (decrease) in loans payable, net	(3,066)	68,869
Proceeds from private placements	-	300,000
Government loans	-	29,165
Net cash provided by (used in) financing activities	(3,066)	398,034

Effect of exchange rates on cash and cash and cash equivalents	-	(5,265)
Net increase (decrease) in cash and cash equivalents	(233,991)	225,459
Cash and cash equivalents at beginning of period	312,574	62,555
Cash and cash equivalents at end of period	$78,583	$282,749

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,080	$2,677
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Global Diversified Marketing Group Inc. (the “Company”), formerly known as Dense Forest Acquisition Corporation, was incorporated in Delaware on December 1, 2017, and changed its name on June 13, 2018, as part of a change in control. As part of the change in control, its then officers and directors resigned and contributed back to the Company 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, $0.0001 par value per share (the “Common Stock”), and appointed new officers and directors. On June 14, 2018, the new management of the Company issued 12,500,000 shares of its Common Stock to Paul Adler, the then president of the Company.

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s Common Stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the three months ended March 31, 2022 and 2021 is reflected in these financial statements along with the expenses of the Company.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the three months ended March 31, 2022 and March 31, 2021 stock-based compensation was $4,515 and $485,538 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On March 31, 2022, and December 31, 2021, the Company had $78,583 and $312,574, respectively of cash.

Factoring

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a loan payable in on our consolidated balance sheet. As of March 31, 2022 and December 31, 2021, the amounts due to factors in both periods was $-0-.

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

Bad debt expense for the three months ended March 31, 2022, and 2021 was $-0- and $-0-, respectively; the allowance for doubtful accounts on March 31, 2022, and 2021 was $-0- and $-0-, respectively.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $14,884 and $59,782 during the three months ended March 31, 2022 and 2021, respectively.

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the three months ended March 31, 2022, Company had a balance of $1,895 in accumulated other comprehensive income which arose from unrealized gain due to foreign currency fluctuations.

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

NOTE 2 GOING CONCERN

As of March 31, 2022, the Company had cash and cash equivalents of $78,583, a working capital deficit of $131,107 and had an accumulated deficit of $27,747,453. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock (the “Common Stock”) authorized. The Company had 14,488,256 and 14,473,256 shares of Common Stock issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.

During the three months ended March 31, 2022 the Company issued 15,000 shares of its Common Stock for services which were valued at $4,515. All issuances made by the Company are valued based upon the closing trading of the Company’s Common Stock on the date when the Board of Directors authorizes and approves the issuance of such shares.

2021 Common stock Issuances

During the year ended December 31, 2021, the Company issued a total of 1,340,738 shares of Common Stock as follows:

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

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized. On February 24, 2020, the Company filed a Certificate of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 1,000,000 shares of A Stock designated. Each share of such stock shall vote with the Common Stock and have 100,000 votes. A Stock has no conversion, dividend, or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power, be able to control the affairs of the Company. The Company has issued 1,000 shares of A Stock to Paul Adler, the company’s Chief Executive Officer, and majority shareholder giving him effective voting control over the Registrant’s affairs for the foreseeable future.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, and 2021, the Company incurred salary expense of $96,500 and $73,750 respectively, related to services provided to it by its CEO.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company renewed a 60-month lease agreement on October 1, 2021, to rent approximately 1,000 square feet of office space in Island Park, New York. The lease requires monthly payments of $1,748 for the first 24 months and after that increases by approximately 3% each year, and contains one five year renewal option. Rental expenses under this lease for the three months ended March 31, 2022 were $5,245. Future minimum lease payments due under this operating lease, including renewal periods, are as follows:

December 31, 2022	$20,980
December 31, 2023	21,137
December 31, 2024	21,771
December 31, 2025	22,425
December 31, 2026	17,194
Total	$103,509

Under the guidelines of ASC 842, renewal of the lease at the end of its term was not considered probable. The Company record right of use assets and lease liabilities of $83,415 related to this lease.

NOTE 6 – LOANS PAYABLE

As of March 31, 2022 and December 31, 2021 the Company had an unsecured credit line for up to $100,000 with lender at an interest rate of 6%

	March 31, 2022	December 31,2021
Credit Line - Sterling	$34,741	$37,807
Total loans payable	$34,741	$37,807

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with 4 customers. These customers accounted for % and 91% of revenues for the three months ended March 31, 2022, and 2021, respectively.

	March 31, 2022	March 31, 2021
Customer A	39	31
Customer B	36	23
Customer C	24	19
Customer D	-	15
Customer E	-	10
Total	99%	98%

NOTE 8 – SUBSEQUENT EVENTS

On April 4, 2022, the Company issued 250,000 shares of Common Stock to its director of operations as a bonus on his one year anniversary of employment. These shares were valued at $45,000. On April 25, 2022, the Company granted an aggregate of 350,000 shares of Common Stock to four directors of the Company. These shares were valued at $61,565.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

4

Revenue and Cost of Sales

During the three months ended March 31, 2022, our revenues were $332,835 compared to $823,400 during the period ended March 31, 2021, a decrease of $490,515. The decrease is attributable to a one time order from a major club store chain in the first quarter of 2021, and due to logistics and shipping issues in the first quarter of 2022 as well as transitioning from a public warehouse to our own warehousing facility. We believe those transition issues have been addressed going forward.

Cost of sales was $224,552 for the three months ended March 31, 2022 compared to $488,853 for the three months ended March 31, 2021. The decrease in cost of sales is due to decreased sales levels. Gross profit margin percentage for the three months ended March 31, 2022 was 32.5% compared to 40.6 % during the same three month period in 2021. The decrease in gross profit margin percentage in 2022 is attributable to increased shipping and inventory costs.

Operating expenses

During the three months ended March 31, 2022 our operating expenses were $311,047 compared to $742,415 during the three months ended March 31, 2021. Excluding stock based compensation in both periods operating expenses were $306,532 and $256,877, or $49,655 respectively for the periods ended March 31, 2022 and 2021, respectively. The primary reasons for the increase in operating expenses excluding stock based compensation in both periods is due to an increase of approximately $77,000 in payroll, offset by a decrease of approximately $28,000 in general and administrative expenses.

Other Expense

Other expense was comprised solely of interest expense which amounted to $1,080 during the period ended March 31, 2022 compared to $2,677 during the same three month period ended March 31, 2021. The decrease in interest expenses is due to lower interest rates on Company borrowings.

Net (Loss) Income

As a result of the foregoing net loss for the three months ended March 31, 2022 was $203,794 compared to a net loss of $410,545 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022 we had $78,583 in cash and cash equivalents compared to $312,574 in cash as of December 31, 2021.

Net cash used in operating activities increased to $230,925 in the three months ended March 31, 2022 compared to $172,525 during the same period in 2021. The increase in cash used in operating is primarily due to a significantly increased operating loss during the three months ended March 31, 2022 compared to the same period in 2021.

The Company has recently financed its operations through SBA COVID-19 loans, capital investment, notes payable, and factoring. The Company believes it qualifies for additional SBA loans however there can be no assurance that these loans will be received, on the timing and at what level or terms, the financing will occur.

In the event continuing decreased sales and profits contain, our ability to obtain additional financing or factoring for our receivables could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that was not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company:

On January 14, 2022, the Company issued 15,000 shares of Common Stock to a son and the designee of David Natan, our member of the Board of Directors, for consulting services.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Date: May 13, 2022	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

8