Form 10-Q
period 2022-06-30
Global Diversified Marketing Group Inc.
filed 2022-08-04
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 15,108,256 shares of its common stock issued and outstanding.

GLOBAL DIVERSIFIED MARKETING GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Global Diversified Marketing Group Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

Global Diversified Marketing Group Inc.

Financial Statements for the Sixth Months Ended June 30, 2022

Global Diversified Marketing Group Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$62,956	$312,574
Accounts receivable	240,671	174,579
Prepaid expenses	51,500	51,984
Inventory	315,445	664,337
Other assets	999	999
Total current assets	671,571	1,204,472
Property and equipment, net	555	833
Operating lease right of use assets	108,287	80,271
Other assets-security deposit	1,600	1,600
Total assets	$782,013	$1,287,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$228,580	$491,684
Current portion of operating lease payable	19,043	13,508
Government loans payable	529,065	529,065
Loans payable	134,704	37,807
Total current liabilities	911,392	1,072,063
Lease liabilities	89,393	66,763
Total liabilities	1,000,785	1,138,826

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,108,256 and 14,473,256 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,511	1,447
Additional paid-in capital	27,813,737	27,688,665
Accumulated deficit	(28,035,915)	(27,543,659)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ equity(deficit)	(218,772)	148,349
Total liabilities and equity	$782,013	$1,287,175

See accompanying notes to unaudited condensed consolidated financial statements

Global Diversified Marketing Group Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2022
Sales, net	$560,724	$556,579	$893,608	$1,379,979
Cost of goods sold	411,065	316,856	635,617	805,709
Gross margin	149,659	239,723	257,991	574,270
Operating expenses:
Payroll and taxes	204,047	324,975	356,496	400,295
Legal and professional fees	96,195	110,435	139,411	635,045
Rent	35,764	4,356	41,009	8,712
Selling, general and administrative and expenses	96,583	168,343	206,720	306,473
Total operating expenses	432,589	608,109	743,636	1,350,525
Income (loss) from operations	(282,930)	(368,386)	(485,645)	(776,255)
Other (expense)
Interest expense	(5,531)	(3,746)	(6,611)	(6,423)
Total other (expense)	(5,531)	(3,746)	(6,611)	(6,423)
Income (loss) before income taxes	(288,461)	(372,132)	(492,256)	(782,678)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(288,461)	$(372,132)	$(492,256)	$(782,678)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	15,030,014	14,029,474	14,759,554	13,764,065

Comprehensive income (loss):
Net income(loss)	$(288,461)	$(372,132)	$(492,256)	$(782,678)
Unrealized gain on foreign exchange	-	333	-	(4,932)
Comprehensive income (loss)	$(288,461)	$(371,799)	$(492,256)	$(787,610)

See accompanying notes to unaudited condensed consolidated financial statements

Global Diversified Marketing Group, Inc and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			349,681	35	485,503			485,538

Change in foreign currency translation							(5,265)	(5,265)

Common stock issued in private placements			415,628	42	299,958			300,000

Net loss						(410,545)		(410,545)

Balance, March 31, 2021	1,000	$-	13,897,827	$1,390	27,052,669	(26,740,324)	$4,627	$318,362

Common stock issued for services			149,179	15	274,506			274,521

Change in foreign currency translation							333.00	333

Net loss						(372,132)		(372,132)

Balance, June 30, 2021	1,000	$-	14,047,006	$1,405	27,327,175	(27,112,457)	$4,960	$221,082

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			15,000	2	4,514			4,515

Net loss						(203,794)		(203,794)

Balance, March 31, 2022	1,000	$-	14,488,256	$1,449	$27,693,179	$(27,747,454)	$1,895	$(50,930)

Common stock issued for services			620,000	62	120,558			120,620

Net loss						(288,462)		(288,462)

Balance, June 30. 2022	1,000	$-	15,108,256	$1,511	$27,813,737	$(28,035,915)	$1,895	$(218,772)

See accompanying notes to unaudited condensed consolidated financial statements

Global Diversified Marketing Group Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(492,256)	$(782,678)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	864	278
Stock-based compensation	125,135	760,059
Changes in operating assets and liabilities:
Accounts receivable	(66,092)	(76,840)
Prepaid expenses	484	17,626
Right of use assets	(28,603)	8,110
Inventory	348,891	(316,432)
Other assets	-	9,892
Operating lease payable	28,165	(9,888)
Accounts payable and accrued expenses	(263,104)	110,412
Net cash (used in) operating activities	(346,516)	(279,461)

Cash flows from financing activities:
Increase (decrease) in loans payable, net	96,898	45,109
Proceeds from private placements	-	300,000
Government loans	-	29,165
Net cash provided by financing activities	96,898	374,274

Effect of exchange rates on cash and cash and cash equivalents	-	(4,932)
Net increase (decrease) in cash and cash equivalents	(249,618)	94,813
Cash and cash equivalents at beginning of period	312,574	62,555
Cash and cash equivalents at end of period	$62,956	$152,436

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,611	$6,423
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s Common Stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the six months ended June 30, 2022 and 2021 is reflected in these financial statements along with the expenses of the Company.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the six months ended June 30, 2022 and June 30, 2021 stock-based compensation was $125,135 and $760,059 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On June 30, 2022, and December 31, 2021, the Company had $62,956 and $312,574, respectively of cash.

Factoring

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a loan payable in on our consolidated balance sheet. As of June 30, 2022 and December 31, 2021, the amounts due to factors in both periods was $-0-.

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

Bad debt expense for the three months ended June 30, 2022, and 2021 was $-0- and $-0-, respectively; the allowance for doubtful accounts on June 30, 2022, and 2021 was $-0- and $-0-, respectively.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $23,520 and $125,580 during the six months ended June 30, 2022 and 2021, respectively.

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the six months ended June 30, 2022, Company had a balance of $1,895 in accumulated other comprehensive income which arose from unrealized gain due to foreign currency fluctuations.

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

NOTE 2 GOING CONCERN

As of June 30, 2022, the Company had cash and cash equivalents of $62,956, a working capital deficit of $239,822 and had an accumulated deficit of $28,035,915. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock (the “Common Stock”) authorized. The Company had 15,108,256 and 14,473,256 shares of Common Stock issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.

2022 Common Stock Issuances

During the three months ended March 31, 2022 the Company issued 15,000 shares of its common stock for services which were valued at $4,515. All issuances made by the Company are valued based upon the closing trading of the Company’s Common Stock on the date when the Board of Directors authorizes and approves the issuance of such shares.

During the three months ended June 30, 2022 the Company issued 250,000 shares to the Company’s valued at $0.18 per share, 350,000 shares to its Board of Directors in lieu of cash payments. These shares were value valued at $0.21 per shares. The Company also issued 20,000 shares to a service provider valued at $.106 per share.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, and June 30, 2021, the Company incurred salary expense of $193,193 and $147,500 respectively, related to services provided to it by its CEO.

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

NOTE 6 – LOANS PAYABLE

As of June 30, 2022 and December 31, 2021 the Company had the following loans payable

	June 30, 2022	December 31,2021
Credit Line – Sterling (a)	$31,923	$37,807
Credit Line-Loan Builder (b)	102,781	-
Total loans payable	$134,704	$37,807

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime
(b)	The maximum borrowing level on this facility is $125,000 with a fixed interest rate of 10%

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with 4 to 5 customers. These customers accounted for 91 % and 99% of revenues for the six months ended June 30, 2022, and 2021, respectively.

	June 30, 2022	June 30, 2021
Customer A	36%	25%
Customer B	29%	21%
Customer C	15%	20%
Customer D	11%	19%
Customer E	-	14%
Total	91%	99%

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

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenue and Cost of Sales

During the three months ended June 30, 2022, our revenues were $560,724 compared to $556,579 during the period ended June 30, 2021, an increase of $4,145 of less than 1%.

Cost of sales was $411,065 for the three months ended June 30, 2022 compared to $316,856 for the three months ended June 30, 2021, or an increase of $94,209. Gross profit margin percentage for the three months ended June 30, 2022 was 26.7% compared to 43.1 % during the same three month period in 2021. The significant decrease in gross profit margin percentage in 2022 is attributable to increased shipping and inventory costs.

Operating expenses

During the three months ended June 30, 2022 our operating expenses were $432,589 compared to $608,109 during the three months ended June 30, 2021. Excluding stock based compensation in both periods operating expenses were $311,969 and $333,588, respectively for the periods ended June 30, 2022 and 2021, respectively. The primary reasons for the increase in operating expenses excluding stock based compensation in both periods is due to an increase in payroll and rent expenses, more than offset by a reduction in SG&A expenses.

Other Income (Expense)

Other expense was comprised solely of interest expense which amounted to $5,531 during the period ended June 30, 2022 compared to $3,746 during the same three month period ended June 30, 2021. The decrease in interest expenses is due to lower levels of factoring required due to the Company’s improved profitability.

Net loss

As a result of the foregoing the net loss for the three months ended June 30, 2021 was $288,461 compared to a net loss of $372,132 for the three months ended June 30, 2021.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

Revenue and Cost of Sales

During the six months ended June 30, 2022, our revenues were $893,608 compared to $1,379,979 during the period ended June 30, 2021, a decrease of $486,371. The decrease is attributable to a one time order from a major club store chain in the first quarter of 2021, and due to logistics and shipping issues in the first quarter of 2022 as well as transitioning from a public warehouse to our own warehousing facility. We believe those transition issues have been addressed going forward.

Cost of sales was $635,617 for the six months ended June 30, 2022 compared to $805,709 for the six months ended June 30, 2021. The decrease in cost of sales is due to significantly decreased sales levels. Gross profit margin for the six months ended June 30, 2022 was 28.9% compared to 41.6% during the same six month period in 2021. The significant decrease gross profit margin percentage in 2022 is attributable to increased shipping and inventory costs.

For the six months ended June 30, 2022, we had four customers that represented 91% of our business, compared to five customers that represented 99% of our business during the six months ended June 30, 2021. The loss of any these customers could have a material adverse impact on our business.

Operating expenses

During the six months ended June 30, 2022 our operating expenses were $743,636 compared to $1,350,525 during the six months ended June 30, 2021. Excluding stock based compensation in both periods operating expenses were $618,501 and $590,466, respectively for the six month periods ended June 30, 2022 and June 30, 2021, respectively. The primary reasons for the increase in operating expenses excluding stock based compensation in both periods is due to an increase in payroll and rent expenses, partially offset by a reduction in SG&A expenses.

Net loss

Liquidity and Capital Resources

As of June 30, 2022 we had $62,956 in cash compared to $312,574 in cash as of December 31, 2021.

Net cash used in operating activities decreased to $221,381 in the six months ended June 30, 2022 compared to $279,461 during the same period in 2021. The decrease in cash used in operating is primarily due to a significantly increased operating loss during the six months ended June 30, 2022 compared to the same period in 2021, is due to a reduction of approximately $349,000 offset by other changes in the balance sheet.

Net cash provided by financing activities was $96,898 during the six months ended June 30, 2022 compared to $374,274 the same six month period end June 30, 2021. The decrease in net cash provided in 2022 is primarily due proceeds of $300,000 from private placements in 2021 compared to zero during the same period in 2022

The Company has recently financed its operations through SBA COVID-19 loans, capital investment, notes payable, and factoring. The Company believes it qualifies for additional SBA loans however there can be no assurance that these loans will be received, on the timing and at what level or terms, the financing will occur.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of June 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2022 our disclosure controls and procedures were determined to be effective

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1/31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1/32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Date: August 4, 2022	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

