Form 10-Q
period 2022-09-30
Global Diversified Marketing Group Inc.
filed 2022-11-10
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 15,535,756 shares of its common stock issued and outstanding.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

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

3

Global Diversified Marketing Group Inc.

Financial Statements for the Nine Months Ended September 30, 2022

Global Diversified Marketing Group Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$177,679	$312,574
Accounts receivable	90,560	174,579
Prepaid expenses	51,500	51,984
Inventory	309,522	664,337
Other assets	999	999
Total current assets	630,260	1,204,472
Property and equipment, net	416	833
Intangible assets	-	-
Operating lease right of use assets	103,106	80,271
Other assets-security deposit	1,600	1,600
Total assets	$735,382	$1,287,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$451,450	$491,684
Current portion of operating lease payable	19,043	13,508
Government loans payable	529,065	529,065
Loans payable	150,718	37,807
Total current liabilities	1,150,276	1,072,063
Lease liabilities	84,656	66,763
Total liabilities	1,234,932	1,138,826

Commitments and contingencies

Stockholders’ Equity(Deficit):
Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,535,756 and 14,473,256 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,554	1,447
Additional paid-in capital	27,900,819	27,688,665
Accumulated deficit	(28,403,818)	(27,543,659)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ equity(deficit)	(499,550)	148,349
Total liabilities and equity	$735,382	$1,287,175

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Sales, net	$394,924	$732,601	$1,288,532	$2,112,580
Cost of goods sold	345,407	451,069	981,024	1,256,778
Gross margin	49,517	281,532	307,508	855,802
Operating expenses:
Payroll and taxes	164,357	138,278	520,853	538,573
Legal and professional fees	105,599	40,977	245,010	676,022
Rent	48,226	4,356	89,235	13,068
Selling, general and administrative and expenses	46,581	120,448	253,301	426,921
Impairment of intangible assets	50,000		50,000	-
Total operating expenses	414,763	304,059	1,158,400	1,654,585
Income (loss) from operations	(365,247)	(22,528)	(850,891)	(798,783)
Other (expense)
Interest expense	(2,657)	(4,905)	(9,268)	(11,327)
Total other (expense)	(2,657)	(4,905)	(9,268)	(11,327)
Income (loss) before income taxes	(367,904)	(27,432)	(860,159)	(810,110)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(367,904)	$(27,432)	$(860,159)	$(810,110)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.00)	$(0.06)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	15,305,702	14,053,310	15,053,889	13,861,540

Comprehensive income (loss):
Net income(loss)	$(367,904)	$(27,432)	$(860,159)	$(810,110)
Unrealized gain on foreign exchange	-	(1,941)	-	(6,872)
Comprehensive income (loss)	$(367,904)	$(29,373)	$(860,159)	$(816,982)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			349,681	35	485,503			485,538

Change in foreign currency translation							(5,265)	(5,265)

Common stock issued in private placements			415,628	42	299,958			300,000

Net loss						(410,545)		(410,545)

Balance, March 31, 2021	1,000	$-	13,897,827	$1,390	27,052,669	(26,740,324)	$4,627	$318,362

Common stock issued for services			149,179	15	274,506			274,521

Change in foreign currency translation							333.00	333

Net loss						(372,132)		(372,132)

Balance, June 30, 2021	1,000	$-	14,047,006	$1,405	27,327,175	(27,112,457)	$4,960	$221,082

Common stock issued for services			20,000	2	24,198			24,200

Change in foreign currency translation							(1,941)	(1,941)

Net loss						(27,432)		(27,432)

Balance, September 30, 2021	1,000	$-	14,067,006	$1,407	27,351,373	(27,139,889)	$3,019	$215,910

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			15,000	2	4,514			4,515

Net loss						(203,794)		(203,794)

Balance, March 31, 2022	1,000	$-	14,488,256	$1,449	$27,693,179	$(27,747,454)	$1,895	$(50,930)

Common stock issued for services			620,000	62	120,558			120,620

Net loss						(288,462)		(288,462)

Balance, June 30. 2022	1,000	$-	15,108,256	$1,511	$27,813,737	$(28,035,915)	$1,895	$(218,772)

Common stock issued for services			427,500	43	87,082			87,125

Net loss						(367,904)		(367,904)

Balance, June 30. 2022	1,000	$-	15,535,756	$1,554	$27,900,819	$(28,403,818)	$1,895	$(499,550)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net (loss)	$(860,159)	$(810,110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,761	417
Stock based compensation	212,260	784,259
Impairment of intangible assets	50,000
Changes in operating assets and liabilities:
Accounts receivable	84,019	(14,661)
Prepaid expenses	484	31,444
Right of use assets	(25,180)	12,165
Inventory	354,815	(284,277)
Other assets	-	9,892
Operating lease payable	23,429	(14,832)
Accounts payable and accrued expenses	(40,234)	(81,899)
Net cash provided by (used in) operating activities	(197,805)	(367,602)

Cash flows from investing activities:
Purchase of intangible assets	(50,000)	-
Net cash used in investing activities	(50,000)	-

Cash flows from financing activities:
Increase (decrease) in loans payable, net	112,911	26,009
Proceeds from private placements	-	300,000
Government loans	-	379,165
Net cash provided by (used in) financing activities	112,911	705,174

Effect of exchange rates on cash and cash and cash equivalents	-	(6,872)
Net increase (decrease) in cash and cash equivalents	(134,894)	330,700
Cash and cash equivalents at beginning of period	312,574	62,555
Cash and cash equivalents at end of period	$177,679	$393,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,268	$11,327
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s Common Stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the nine months ended September 30, 2022 and 2021 is reflected in these financial statements along with the expenses of the Company.

Prior to the acquisition of GDHI, the Company had no business and no operations. Pursuant to the acquisition, the Company acquired the operations and business plan of GDHI, which imports and sells snack food products. For accounting purposes, GDHI is considered to be the acquirer, and the equity is presented as if the business combination had occurred on January 1, 2017.

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which, on the same date, the Company purchased from InPlay all of the assets used in the operation and conduct of its business relating to the online home fitness store known as “The Hula Fit”, including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the nine months ended September 30, 2022 and September 30, 2021 stock-based compensation was $212,260 and $784,259 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On September 30, 2022, and December 31, 2021, the Company had $177,679 and $312,574, respectively of cash.

Factoring

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a loan payable in on our consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the amounts due to factors in both periods was $-0-.

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

Bad debt expense for the nine months ended September 30, 2022, and 2021 was $-0- and $-0-, respectively; the allowance for doubtful accounts on September 30, 2022, and 2021 was $-0- and $-0-, respectively.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $34,430 and $160,893 during the nine months ended September 30, 2022 and 2021, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill and indefinite-lived assets during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Indefinite-lived intangible assets are evaluated for impairment at the individual asset level by assessing whether it is more likely than not that the asset is impaired (for example, that the fair value of the asset is below its carrying amount). If it is more likely than not that the asset is impaired, its carrying amount is written down to its fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause us to perform an impairment test prior to scheduled annual impairment tests.

On September 30, 2022 we conducted an impairment analysis and determined that our purchase of Hula fit was fully impaired. As a result we record an impairment loss of $50,000 for the period ended September 30, 2022

Income Taxes

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the nine months ended September 30, 2022, Company had a balance of $1,895 in accumulated other comprehensive income which arose from unrealized gain due to foreign currency fluctuations.

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

NOTE 2 GOING CONCERN

As of September 30, 2022, the Company had cash and cash equivalents of $177,679 a working capital deficit of $520,016 and had an accumulated deficit of $28,403,818. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock (the “Common Stock”) authorized. The Company had 15,535,756 and 14,473,256 shares of Common Stock issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.

2022 Common Stock Issuances

During the three months ended March 31, 2022 the Company issued 15,000 shares of its common stock for services which were valued at $4,515. All issuances made by the Company are valued based upon the closing trading of the Company’s Common Stock on the date when the Board of Directors authorizes and approves the issuance of such shares.

During the three months ended June 30, 2022 the Company issued 250,000 shares to the Company’s board of directors valued at $0.18 per share, 350,000 shares to its Board of Directors in lieu of cash payments. These shares were value valued at $0.21 per shares. The Company also issued 20,000 shares to a service provider valued at $0.106 per share.

During the three months ended September 30, 2022 the Company issued 427,500 shares to consultants and to an investor relations firm valued at an average of approximately $0.20 per share.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, and September 30, 2021, the Company incurred salary expense of $295,500 and $221,250 respectively, related to services provided to it by its CEO.

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

NOTE 6 – LOANS PAYABLE

As of September 30, 2022 and December 31, 2021 the Company had the following loans payable

	September 30, 2022	December 31,2021
Credit Line – Sterling (a)	$82,334	$37,807
Credit Line-Loan Builder (b)	68,384	-
Total loans payable	$150,718	$37,807

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime
(b)	The maximum borrowing level on this facility is $125,000 with a fixed interest rate of 10%

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with 4 to 5 customers. These customers accounted for 91 % and 99% of revenues for the nine months ended September 30, 2022, and 2021, respectively.

	September 30, 2022	September 30, 2021
Customer A	36%	25%
Customer B	28%	25%
Customer C	13%	18%
Customer D	9%	18%
Customer E	5%	13%
Total	91%	99%

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

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which, on the same date, the Company purchased from InPlay all of the assets used in the operation and conduct of its business relating to the online home fitness store known as “The Hula Fit”, including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000 (the “Assets”). Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay.

The Company is focused on developing and marketing products that appeal to consumers’ growing preference for healthy snack food and operates through snacks segments offering Italian Wafers, French Madeleines, Italian Croissants, Macaron Cookies, Wafer Pralines, and other wholesome snacks. In this regard, it intends to develop additional gourmet foods and snack products under its trademarked brands and to expand the Company’s offering portfolio by identifying, producing and marketing new products.

With respect to its new The Hula Fit fitness equipment and athletic apparel business, the Company will continue utilizing The Hula Fit’s dropship business model where stocking inventory in the Company’s warehouse is not required and where orders are drop shipped directly to customers, which allows it to efficiently manage this business.

The Company’s management believes that the strategy of acquiring small brands regional distribution brands and acquiring more e-commerce brand assets will diversify its current business and increase its business operation results.

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenue and Cost of Sales

During the three months ended September 30, 2022, our revenues were $394,924 compared to $732,601 during the period ended September 30, 2021, a significant decrease of $337,667 or a decrease of approximately 47.1%. The decrease is attributable to lower demand and delays at the port of New York in receiving containers of the Company’s product.

Cost of sales was $345,924 for the three months ended September 30, 2022 compared to $451,069 for the three months ended September 30, 2021. The decrease in cost of sales is due to decreased sales levels. Gross profit margin for the nine months ended September 30, 2022 was 12.5% compared to 38.4 % during the same three month period in 2021. The significant decrease in gross profit margins in the 2022 period is attributable to increased shipping and inventory costs. Additionally, the Company sold approximately $73,000 in slow moving inventory below cost. Excluding those sales of inventory below cost, the gross margin would have been approximately 20.5% for the three months ended September 30, 2022.

Operating expenses

During the three months ended September 30, 2022 our operating expenses were $414,763 compared to $304,059 during the three months ended September 30, 2021. Excluding stock based compensation in both periods operating expenses were $337,395 and $279,859, respectively for the periods ended September 30, 2022 and 2021, respectively. The primary reason for the increase in operating expenses excluding stock based compensation in both periods is due to the impairment of $50,000 in intangible assets related to the purchase of Hula Fit.

Other Expense

Other expense was comprised solely of interest expense which amounted to $2,657 during the period ended September 30, 2022 compared to $4,905 during the same three month period ended September 30, 2021. The decrease in interest expenses is due to lower levels of factoring required due to the Company’s improved profitability.

Net (Loss) Income

As a result of the foregoing the net loss for the three months ended September 30, 2022 was $367,904 compared to a net loss of $27,432 for the three months ended September 30, 2021.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Revenue and Cost of Sales

During the nine months ended September 30, 2022, our revenues were $1,288,532 compared to $2,112,580 during the period ended September 30, 2021, a decrease of $824,048. The decrease is attributable to a one-time order from a major club store chain in the first quarter of 2021 without as comparable order in 2022, due to logistics and shipping issues as well as transitioning from a public warehouse to our own warehousing facility.

Cost of sales was $981,024 for the nine months ended September 30, 2022 compared to $1,256,778 for the nine months ended September 30, 2021. The decrease in cost of sales is due to significantly decreased sales levels. Gross profit margin for the nine months ended September 30, 2022 was 23.9% compared to 40.5% during the same nine month period in 2021. The significant decrease gross profit margin percentage in 2022 is attributable to increased shipping and inventory costs.

For the nine months ended September 30, 2022, we had five customers that represented 91% of our business, compared to five customers that represented 99% of our business during the nine months ended September 30, 2021. The loss of any these customers could have a material adverse impact on our business.

Operating expenses

During the nine months ended September 30, 2022 our operating expenses were $1,158,400 compared to $1,654,585 during the nine months ended September 30, 2021. Excluding stock based compensation in both periods operating expenses were $946,140 and $870,326 respectively for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively. The primary reasons for the increase in operating expenses excluding stock based compensation in both periods is due to an increase in payroll and rent expenses, a $50,000 impairment charge related to the purchase of Hula Fit, partially offset by a reduction in SG&A expenses.

Net loss

As a result of the foregoing the net loss for the nine months ended September 30, 2022 was $647,899 compared to a net loss of $25,851 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022 we had $177,679 in cash and cash equivalents compared to $312,574 in cash as of September 30, 2021.

Net cash used in operating activities decreased to $197,805 in the nine months ended September 30, 2022 compared to $367,602 during the same period in 2021. The decrease in cash used in operating is primarily due to an increased loss, net of stock based compensation in 2022 in the nine months ended September 30, 2022 compared to the same period in 2021, more than offset by a reduction in inventory levels over the prior year.

Net cash provided by financing activities was $112,911 during the nine months ended September 30, 2022 compared to $705,114 in the same nine month period ended September 30, 2021. The decrease in net cash provided in 2022 is primarily due to $379,165 in government loans and $300,000 in proceeds from private placements in 2021 compared $-0-

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and factoring and has recently financed its operations through SBA COVID-19 loans, capital investment, notes payable, and factoring. The Company believes it qualifies for additional SBA loans however there can be no assurance that these loans will be received, on the timing and at what level or terms, the financing will occur.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2022 our disclosure controls and procedures were determined to be effective.

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

In August and September 2022, the Company issued shares of Common Stock to consultants and to an investor relations firm valued at an average of approximately $0.20 per share.

These issuances were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering.

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

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Date: November 10, 2022	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

