Form 10-K
period 2022-12-31
Global Diversified Marketing Group Inc.
filed 2023-03-23
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

☐ Yes ☒ No

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $191,442.

As of March 23, 2023, there were 15,635,756 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Global Diversified Marketing Group Inc. a Delaware corporation and its wholly-owned subsidiary, Global Diversified Holdings, Inc., described below.

PART I

Item 1.	Business

Overview

Global Diversified Marketing Group Inc. (the “Company”) was incorporated on December 1, 2017, as a Delaware corporation under the name “Dense Forest Acquisition Corporation.” The Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by filing a Form 10 Registration Statement with the Securities and Exchange Commission (the “SEC”) on January 19, 2018. On June 13, 2018, the Company effected a change in control with (i) the resignation of the then-officers and directors, (ii) the contribution back to the Company of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, $0.0001 par value per share (“Common Stock”) by these former directors and officers, and (iii) the appointment of Paul Adler as the new director and officer of the Company. In connection therewith, on June 13, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, changing the name of the Company to “Global Diversified Marketing Group Inc.” On June 14, 2018, the Company issued 12,500,000 shares of its Common Stock to its new director and officer, Paul Adler.

On November 26, 2018, the Company consummated the acquisition of Global Diversified Holdings, Inc., a private New York corporation in the snack and gourmet food business (“GDHI”), pursuant to the terms of an acquisition agreement (the “Acquisition”). Upon the consummation of the Acquisition, the Company issued 200 shares of the Company’s Common Stock to Paul Adler, the sole stockholder of GDHI, in exchange for all of the outstanding shares of GDHI, and GDHI became a wholly owned operating subsidiary of the Company. The transaction was accounted for as a combination of entities under common control since the date of the Acquisition. Prior to the Acquisition, the Company had no business and no operations. Pursuant to the Acquisition, the Company acquired the operations and business plan of GDHI.

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which the Company purchased from InPlay all of the assets relating to the online home fitness store known as “The Hula Fit,” including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay. The Company intends to make additional acquisitions of ecommerce businesses and assets in an attempt to increase its digital business.

In connection with the Company’s planned expansion of its digital business, the Company intends to change its name from “Global Diversified Marketing Group Inc.” to “NetBrands Corp.” by filing a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. In anticipation of this name change, the Company submitted to the Financial Industry Regulatory Authority (“FINRA”) a voluntary request for the change of its name and trading symbol in the market. The Company will announce its new trading symbol once it is approved by FINRA.

Business

We are an early-stage diversified holdings company which sells multiple products under common management with one of them a global multi-line consumer packaged goods (“CPG”) company with branded product lines in the food and snack industry. This division operates as marketer and distributor in the United States, Canada, and Europe. Another division is focused and involved in building and acquiring ecommerce assets as well as private businesses in various verticals with the goal of scaling them up and increasing revenue. Historically, the large majority of our sales have been through traditional brick-and-mortar methods. However, going forward, we intend to focus on growing our e-commerce business as well as maintaining the core business which in large part exists in brick and mortar.

Packaged Goods

The Company is focused on developing and marketing products that appeal to consumers’ growing preference in the snack foods category. The Company is taking a major shift towards ecommerce development and acquisition of new ecommerce assets to diversify its business with an approximate 90/10 focus on ecommerce sales while still growing brick and mortar sales. As the Company identifies products that fit within its distribution channels, it will seek to enter into non-exclusive manufacturing and licensing agreements with such factories to manufacture products under the Company’s own trademarked brands for sale in the United States and/or global markets. Currently, the Company maintains six trademarks for its brands registered with the US Patent and Trademark Office. Each trademark covers numerous product lines with a variety of unique identifiers (known as SKUs) offered under the applicable brand name. The Company has non-contractual on-going relationships with a few Fortune 500 companies, including club and retail chain stores to whom the Company directly sells its products.

The Company sells its food and snack products directly in the United States and global markets through various distribution channels comprising specialty, grocery retailers, food-service distributors and direct store delivery (“DSD”), as well as the vending, pantry, and the micro-market segment. Our buyers typically represent recognized large retail chain stores. The products are then distributed by the chains to their local outlets. The Company seeks out and develops snacks and gourmet foods to brand under its trademarks based on market trends and input from the buyers as to consumer demand. The Company works closely with buyers to evaluate products with the intent to identify products that have likely customer demand. We recently re-branded and launched all new snack marketplace and will seek to gain market share in the ecommerce segment. Our re-branded website will serve as snack marketplace which will carry its own branded products and other gourmet snacks and products.

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

E-Commerce Business

On August 31, 2022, the Company acquired from InPlay all of the assets relating to the online home fitness store known as “The Hula Fit,” including the Shopify Store and the TikTok, Facebook and Google ad accounts. The Company intends to make additional acquisitions of ecommerce businesses and assets in an attempt to grow its digital business.

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

Our Strategy and Strengths

We believe a variety of favorable consumer trends, including a greater focus on health and wellness, increased consumption of smaller, more frequent meals throughout the day and a preference for convenient gourmet foods and snacks will continue to drive overall snacking growth within the overall market. Our Management believes that the Company’s products appeal to a wide range of consumers, including most age brackets. The young snackers, classified as those being between the ages of 18-34, tend to consume more snacks than average adults but the gourmet foods reach the broader adult market. The senior market tends to reduce snacks and gourmet foods. We expect to explore the development and acquisition of small regional brands and add them to the Company’s national distribution within the United States and globally.

We anticipate that our marketing strategy will use the internet and social media including Facebook, Instagram, and Twitter. Our distribution channels consist of retailers, distributors, online e-commerce, and vending companies. The Company’s marketing strategy is primarily targeted at vendors and retail chain stores.

The Company anticipates utilizing the following opportunities to further its marketing program, to obtain information to adjust and modify, as needed, the marketing program, and to create direct interest in its products:

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

Websites. A well-optimized website has been constructed, with proper site structure, page layout, and clear and easy navigation, along with targeted keywords embedded throughout the site to ensure prominent search engine placement and saturation. The Company’s websites are important marketing assets:

www.360worldsnacks.com,

www.biscottelli.com,

www.gdmginc.com,

www.dolcibono.com,

www.fruttatasnacks.com,

www.ezlyv.com

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

The Company currently has four employees, including one executive officer, a director of operations, a warehouse manager and a staff employee.

Subsidiaries

Global Diversified Holdings, Inc., is the Company’s only subsidiary.

Item 1A.	Risk Factors

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

Risks Related to our Business and Industry.

The Company depends on its President and Chief Financial Officer who is the same individual, to manage its business effectively and loss of the President and Chief Financial Officer could significantly impair the Company’s results.

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

Our management have expressed their concern as to our ability to continue as a going concern.

On a consolidated basis, the Company has incurred significant operating losses since inception and has a working capital deficit and accrued liabilities. As of December 31, 2022, the Company had cash on hand of $54,185 and an accumulated deficit of $28,630,321. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existing operational cash flow may not be sufficient to fund presently anticipated operations, and the Company will need to raise additional funds through alternative sources of financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

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

During the last two fiscal years the Company has had four to five major customers that accounted for between 92.6 - 99% of its sales.

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2022, five customers accounted for approximately 92.6% of the Company’s revenues. In 2021, five customers accounted for approximately 99% of the Company’s revenues. Loss of any one of these customers would have a material adverse impact on our profitability and liquidity. Although we believe that we could locate replacement customers, the initial loss of such revenues could hamper on going production and distribution of the Company.

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

The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, demand for our products, and our ability to provide our products, particularly as a result of our employees working remotely and/or the closure of certain offices and production facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Risks Related to Our Common Stock

The Company’s sole officer beneficially owns and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Paul Adler, the founder and President of the Company, is currently the beneficial owner of approximately 79.1 % of the Company’s outstanding Common Stock, In addition, Mr. Adler owns 1,000 shares of Series A Super Voting Preferred Stock as such, he will have approximately 97.2% of the voting power in the Company and thus be able to control all matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions.

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

Trading in stocks quoted on the OTC Pink Market is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common stock. Moreover, the OTC Pink Market is not a stock exchange and is not an established market, and trading of Securities is often more sporadic than the trading of securities listed on a national stock exchange like the NYSE. Accordingly, you may have difficulty reselling any shares of Common Stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company does not own real properties. The Company leases approximately 1,500 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. On October 1, 2021, the Company entered into a 60-month lease $20,976 per year for the first two years with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option. Management believes that its present office facilities are adequate for its corporate needs.

In March 2022 the Company transitioned from the use of a public warehouse entered a lease for 8,500 square feet of warehouse space for 60 months at 78 Henry Street Secaucus, NJ 07094 at the rate of $132,896 per year with annual 3% escalation clauses.

Item 3.	Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “GDMK” However, there is currently only a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

On March 14, 2023, the last reported closing price of our Common Stock was $0.22 per share.

Holders

As of March 14, 2023, there were 34 shareholders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which the Company purchased from InPlay all of the assets relating to the online home fitness store known as “The Hula Fit,” including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay. [The Company intends to make additional acquisitions of ecommerce businesses and assets in an attempt to increase its digital business.]

On November 2, 2022, the term of a purchase agreement (the “Purchase Agreement”) the Company had entered into with Williamsburg Venture Holdings, LLC (“Williamsburg”) expired. Pursuant to the Purchase Agreement, under certain circumstances, the Company had the right to direct Williamsburg to purchase up to $5,000,000 of its Common Stock (the “Put Shares”) over a 12-month period. The Company did not sell any Put Shares to Williamsburg under the Purchase Agreement, and, on November 7, 2022, the Company withdrew a registration statement on Form S-1 it had filed to register the Put Shares.

On November 14, 2022, the Company entered into an engagement agreement (the “Engagement Agreement”) with Spencer Clarke, LLC (“Spencer Clarke”), pursuant to which the Company engaged Spencer Clarke to serve as its exclusive investment banking firm to provide certain investment banking-related services to the Company in connection with financings and other transactions (the “Services”). The initial term of the Engagement Agreement is six (6) months, which will automatically extend for additional three-month periods, unless Spencer Clarke is given written notice of termination by the Company at least seven days prior to any extension period. In consideration for the Services, upon execution of the Engagement Agreement, the Company issued Spencer Clarke warrants to purchase 310,715 shares of the Company’s Common Stock. Pursuant to the terms of the Engagement Agreement, upon the closing of a financing of over $1,000,000 in value (a “Qualified Financing”), the Company will issue to Spencer Clarke additional warrants to purchase shares of its Common Stock representing 3% of the Company’s total issued and outstanding shares of Common Stock as of the closing date of the Qualified Financing. The Company also agreed to pay Spencer Clarke additional fees of at least $100,000 upon any closing of certain acquisitions, financings, and other transactions.

In connection with the Company’s planned expansion of its digital business, the Company intends to change its name from “Global Diversified Marketing Group Inc.” to “NetBrands Corp.” by filing a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. In anticipation of this name change, the Company submitted to the Financial Industry Regulatory Authority (“FINRA”) a voluntary request for the change of its name and trading symbol in the market. The Company will announce its new trading symbol once it is approved by FINRA.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenues and Cost of Sales

Sales for the year ended December 31, 2022 were $1,643,138 compared to sales of $2,665,017 for the year ended December 31, 2021 a decrease of $1,021,879, or a decrease of 38.3%. The decrease was primarily due to a one-time order from a major club store chain in the first quarter of 2021 without a comparable order in 2022, shipping and logistic issues, transitioning from a public warehouse to our own warehousing facility, and the significant loss of revenue on a product with eight SKUs that was produced in Russia that is no longer available to us.

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2022, five customers accounted for approximately 92.3% of the Company’s revenues. In 2021, five customers accounted for approximately 99.0% of the Company’s revenues. Loss of any one of these customers would have a material adverse impact on the Company’s profitability and liquidity.

For the year ended December 31, 2022, gross profit was $407,610, or 24.8 % of revenue, compared to gross profit of $1,035,901 or 38.9% of revenue for the year ended December 31, 2021. The decrease in gross profit was attributable to lower sales volumes. The decrease in gross profit margin was primarily due to significantly increased shipping and inventory costs.

Operating expenses

Operating expenses for the year ended December 31, 2022, were $1,474,405 compared to $2,237,178 for the year ended December 31, 2021. Operating expenses consisted of payroll and taxes, legal and professional fees, rent and selling, general and administrative expenses. Operating expenses included $227,361 and 1,121,592 in non-cash stock- based compensation for years ended December 31, 2022 and 2021, respectively. Excluding this stock based compensation in both periods, operating expenses were $1,247,044 and 1,115,587, for periods ended December 31, 2022 and 2021, respectively Excluding stock-based compensation in both periods the increase in operating expenses in 2022 compared to 2021 is attributable to $50,000 in impairment of intangible assets in 2022 compared to zero in 2021, an increase in rent expense in 2022 due to the Company’s new warehouse facility, an increase in 2022 payroll partially offset by a decrease in selling general and administrative expenses in 2022.

Other (expense)

Other expense is comprised of interest expense. Other expense was $19,687 for the year ended December 31, 2022, compared to $12,601 in other expense during the year ended December 31, 2021. The increase in other expense is attributable to higher levels of borrowing due to decreased profitability.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had $54,185 and $312,574 in cash on hand, respectively. Net cash used in operating activities for the year ended December 31, 2022 was $436,645, compared to $438,415 for the year ended December 31, 2021. The slight decrease in net cash used in operating activities is primarily attributable to a reduction of inventory levels offset by increased operating losses excluding non-cash stock based compensation.

Cash flows from financing activities was $228,257 for the year ended December 31, 2022, compared to $696,432 during the year ended December 31, 2021. The decrease in net cash used in operating activities is primarily attributable to proceeds from government loans of $379,165 and proceeds from private placements of $300,000 in 2021 compared to $-0- for both categories in 2022, partially offset by increases of notes payable in 2022 of $216,022 over 2021 levels.

A large portion of the Company’s liquidity in 2021 was provided by the SBA COVID-19 loans and EIDL loans thus allowing the Company to reduce its reliance on factoring. Due to operating losses in 2022 the Company relied on new lines of credit to fund its operations. There can be no assurances that additional lines or credit on reasonable terms, will be available to the Company in the future. Nor can there be any assurance that the Company will achieve positive cash flow from operations.

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

Going Concern

There is substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. For the period ended December 31, 2022, the Company had a net loss of $1,086,662 and had a stockholder’s deficit of $710,953.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company, we are not required to provide this information

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2022 and 2021 are included in this Annual Report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this Annual Report.

Item 9A.	Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized, and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. Management has determined that disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company are as follows:

Name	Age	Position	Director/Executive Officer Since

Paul Adler	46	President, Chief Financial Officer, Secretary, Treasurer, Director	June 13, 2018

James Curtis Donegan	65	Director	February 24, 2021

Michael Cascione	63	Director	February 24, 2021

Sandra G. Williams	77	Director	February 24, 2021

David Natan	69	Director	February 24, 2021

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s operating subsidiary, GDHI, has a separate board of directors from the Company which consists of:

Name	Position

Paul Adler	President, Secretary, CFO, Director

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

Paul Adler

President, Secretary, Chief Financial Officer and a Director of the Company.

Paul Adler was appointed as a member of the Board on June 13, 2018. He has over a decade of experience in food manufacturing and marketing industries having served as a board member in two food manufacturing companies. In 2012, Mr. Adler established Fruttata Brand, a line of freeze-dried healthy fruit snacks, under the corporate umbrella of Global Diversified Holdings, Inc., the subsidiary of the Company. Since 2012, Mr. Adler has worked with Global Diversified Holdings Inc., our subsidiary, in which he currently serves as a director, President, Chief Financial Officer and Secretary, to continue its development as a manufacturer, marketer and supplier of unique products. Mr. Adler has extensive knowledge of day-to-day business operations ranging from Wall Street companies to running a private company and has been successful at establishing long-lasting business relationships throughout his career. Mr. Adler’s extensive experience in the industry led to the decision to appoint him to the board of directors.

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

David Natan currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Global Diversified Marketing Group, Inc. (OTCMKTS: GDMK), a manufacturer, marketer and distributor of food and snack products, since February 2021; and serves as a member of the Board of Directors and Chair of the Audit Committee of the Board of Directors of Sunshine Biopharma, Inc. (Nasdaq: “SBFM”) a pharmaceutical and nutritional supplement company, since February 2022. On August 15, 2022 Mr. Natan became an independent Director of Titan Pharmaceuticals, Inc. (Nasdaq: “TTNP”) where he serves as Chair of the Compensation Committee. On December 15, 2022 Mr. Natan became an independent Director of Vivakor, Inc. (Nasdaq: “VIVK”) where he serves as Chair of the Audit Committee. Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University.

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

Committees of the Board

Audit Committee

The Company established its Audit Committee on April 5, 2021. The Audit Committee will (a) assist the Board in fulfilling its oversight of: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements relating to the Company’s financial statements and related disclosures; (iii) the qualifications and independence of the Company’s independent auditors; and (iv) the performance of the Company’s independent auditors; and (b) prepares any reports that the rules of the SEC require be included in the Company’s annual proxy statement. We appointed our new director, David Natan, as a member of the Audit Committee. Our Board may designate from among its members to appoint additional members to the Audit Committee in the future. We have not adopted a written audit committee charter at this time.

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Director of Operations.

Sergey Kats. Sergey Kats has started his employment with the Company as the director of operations on April 5, 2021. Prior to joining the Company as the director of operations, Mr. Kats has worked in major business banking institutions. From March 2019 to March 2021, Mr. Kats served as Vice President Senior Bank Business Banker at Capital One Bank. From March 2012 to March 2019, he was employed with JP Morgan Chase Bank, starting as a Business Banker and becoming a Vice President Business Relationship Manager. Mr. Kats received his Associate Degree in Business Administration at Nassau Community College in May 2007. We do not have a written employment agreement with Mr. Kats, but the Company made an oral arrangement to pay Sergey Kats an annual salary in the amount of $160,000 which was increased to $175,000 in 2022. In addition, the Company issued 100,000 shares of its Common Stock to Mr. Kats upon his employment as a sign on bonus.

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

Item 11.	Executive Compensation

Summary Compensation

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	Total ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Paul Adler
CEO,	2022	394,000						394,000		394,000
President	2021	295,000						295,000		295,000

(1)	This compensation was paid to Paul Adler from the Company’s wholly-owned subsidiary, GDHI. The Company anticipates that it will continue paying such compensation to Mr. Adler with annual increases as approved by the Board. The Company may choose to pay an additional salary or stock to its executive management in the future.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this Report.

There were no outstanding equity awards made to any officers or directors as of December 31, 2022.

Employment Agreements, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into any employment agreements with any officers or key personnel. In connection with Mr. Kats’ employment, the Company orally agreed to provide to Sergey Kats an annual cash salary of $160,000. In April 2022 his salary was increased to $175,000. As of the date of this Report, the Company has two employees, including Paul Adler, a director and the sole officer and the director of operations. There are no compensation plans or arrangements, including payments to be made by us, with respect to Paul Adler that would result from the resignation, retirement or any other termination.

The Company does not have any change-in-control agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table lists, as of March 1, 2023, the number of shares of Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. The Company does not have any compensation plans. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each shareholder’s address is c/o Global Diversified Marketing Group Inc., 4042 Austin Boulevard, Suite B, Island Park, New York 11558.

The percentages below are calculated based on 15,635,756 shares of Common Stock issued and outstanding as of March 1, 2023.

Name and Position	Shares Owned		Percent of Class

Paul Adler President, CFO, Director	12,375,200	(1)	79.1	%(1)
James Curtis Donegan, Director	125,000		*
Michael Cascione, Director	100,000		*
Sandra G. Williams, Director	100,000		*
David Natan, Director	250,000		1.6%

All Officers and Directors as a Group (5 person)	12,950,200		82.8%

* Less than 1%

(1)	Includes 650,000 shares held by Mr. Adler’s spouse.

The following table sets forth as of the date of this Annual Report, each person known by the Company to be an officer or director of the Company or a beneficial owner of five percent or more of the Company’s Series A Super Voting Preferred Stock.

Name and Position	Shares Owned	Percent of Class

Paul Adler, President, CEO and Director	1,000	100%

Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Accordingly, Mr. Adler has an additional 100,000,000 votes in addition to his 12,375,200 shares of Common Stock and together has an aggregate of 112,375,200 voting share equivalents equaling more than 97.2% of the voting power of our stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

During the years ended December 31, 2022 and 2021, the Company paid an annual salary to Paul Adler, the Company’s Chief Financial Officer and President, in the amount of $394,000 and $295,000, respectively, for the services provided to the Company by Mr. Adler.

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

	December 31, 2022	December 31, 2021
Audit-Related Fees	$49,500	$38,340

The Company does not currently have an audit committee serving and as a result, its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

EXHIBITS:

2.1	Asset Purchase Agreement, dated August 31, 2022, by and between the Company and InPlay Capital Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on form 8-K filed with the Securities and Exchange Commission on September 6, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on January 19, 2018)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on January 19, 2018)

3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed 1-19-2018)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019)

3.5	Certificate of Designations, Preferences, and Rights of Series A Super Voting Preferred Stock, dated February 24, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2020)

4.1*	Description of Securities

10.1	Agreement and Plan of Reorganization by and among the Company, Global Diversified Holdings, Inc., and the sole shareholder of Global Diversified Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission dated December 3, 2018)

21.1	Subsidiaries of the Registrant (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 1, 2021 filed with the Securities and Exchange Commission on March 14, 2022)

31.1*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2022

GLOBAL DIVERSIFIED MARKETING GROUP INC.

TABLE OF CONTENTS

DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global Diversified Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Diversified Marketing Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 21, 2023

Global Diversified Marketing Group Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$54,185	$312,574
Accounts receivable	63,904	174,579
Prepaid expenses	51,500	51,984
Inventory	237,523	664,337
Other assets	999	999
Total current assets	408,111	1,204,472
Property and equipment, net	277	833
Operating lease right of use assets	570,446	80,271
Other assets-security deposit	1,600	1,600
Total assets	$980,434	$1,287,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$325,374	$491,684
Current portion of operating leases payable	112,665	13,508
Government loans payable	524,033	529,065
Loans payable	271,096	37,807
Total current liabilities	1,233,168	1,072,063
Lease liabilities	458,218	66,763
Total liabilities	1,691,386	1,138,826

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,635,756 and 14,473,256 issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	1,564	1,447
Additional paid-in capital	27,915,909	27,688,665
Accumulated deficit	(28,630,321)	(27,543,659)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ equity(deficit)	(710,953)	148,349
Total liabilities and equity(deficit)	$980,434	$1,287,175

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Operations

	December 31,	December 31,
	2022	2021
Sales, net	$1,643,138	$2,665,017
Cost of goods sold	1,235,528	1,629,116
Gross margin	407,610	1,035,901
Operating expenses:
Payroll and taxes	690,981	657,760
Legal and professional fees	282,494	1,041,542
Rent	135,331	21,254
Selling, general and administrative expenses	315,599	516,623
Impairment of intangible assets	50,000	-
Total operating expenses	1,474,405	2,237,179
Income (loss) from operations	(1,066,794)	(1,201,278)
Other (expense)
Interest expense	(19,867)	(12,601)
Total other (expense)	(19,867)	(12,601)
Income (loss) before income taxes	(1,086,662)	(1,213,879)
Provision for income taxes (benefit)	-	-
Net loss	$(1,086,662)	$(1,213,879)

Basic and diluted (loss) per common share	$(0.07)	$(0.09)

Weighted-average number of common shares outstanding:
Basic and diluted	15,104,914	14,011,246

Comprehensive income (loss):
Net income(loss)	$(1,086,662)	$(1,213,879)
Unrealized gain on foreign exchange	-	7,997
Comprehensive income (loss)	$(1,086,662)	$(1,205,882)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2020	1,000	$-	13,132,518	$1,313	$26,267,208	$(26,329,779)	$9,892	$(51,366)

Common stock issued for services			925,110	93	1,121,499			1,121,592

Change in foreign currency translation							(7,997)	(7,997)

Common stock issued in private placements			415,628	42	299,958			300,000

Net loss						(1,213,879)		(1,213,879)

Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	27,688,665	$(27,543,659)	$1,895	$148,349

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			1,162,500	117	227,244			227,361

Net loss						(1,086,662)		(1,086,662)

Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

The accompanying notes are an integral part of the consolidated financial statements.

Global Diversified Marketing Group Inc.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net (loss)	$(1,086,662)	$(1,213,879)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	556	556
Stock-based compensation	227,361	1,121,592
Impairment of intangible assets	50,000
Changes in operating assets and liabilities:
Accounts receivable	110,675	(40,009)
Prepaid expenses	484	(20,539)
Right of use assets	(19,313)	(66,014)
Inventory	426,814	(313,722)
Other assets	-	9,892
Operating lease payable	19,751	64,539
Accounts payable and accrued expenses	(166,310)	19,170
Net cash (used in) operating activities	(436,645)	(438,415)

Cash flows from investing activities:
Purchase of intangible assets	(50,000)	-
Net cash used in investing activities	(50,000)	-

Cash flows from financing activities:
Proceeds from loans payable	238,543	50,000
Repayment of notes payable	(5,254)	(32,733)
Proceeds from private placements	-	300,000
Government loans	(5,032)	379,165
Net cash provided by financing activities	228,257	696,432

Effect of exchange rates on cash and cash and cash equivalents	-	(7,997)
Net increase (decrease) in cash and cash equivalents	(258,388)	258,017
Cash and cash equivalents at beginning of period	312,574	62,555
Cash and cash equivalents at end of period	$54,185	$312,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL DIVERSIFIED MARKETING GROUP INC. NOTES

TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the years 2022 and 2021 is reflected in these financial statements along with the expenses of the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Diversified Holdings, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2022 and December 31, 2021 stock-based compensation was $227,361 and $1,121,952, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. On December 31, 2022, and 2021, the Company had $54,185 and $312,574 of cash and cash equivalents.

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

Bad debt expense for the years ended December 31, 2022, and 2021 was $-0- and $-0-, respectively; the allowance for doubtful accounts on December 31, 2022, and 2021 was $0.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on December 31, 2022 and December 30, 2021 and determined that no writedown was required.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its useful life are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue from product sales when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. Typically the Company receives a detailed purchase order from large retailers that specificy the goods ordered, their price, payment terms and the required delivery date. Once the delivery of items on the purchase order is made to the client and title passes, the Company has met its performance obligation and recognizes revenue.

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $48,926 and $173,741 during the years ended December 31, 2022, and 2021, respectively.

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

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter.

We perform an annual impairment assessment for intangible assets during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

Determining the fair value of intangible assets is judgmental in nature and requires the use of significant estimates and assumptions.

On September 30, 2022 we conducted an impairment analysis and determined that our purchase of Hula fit was fully impaired. As a result we record an impairment loss of $50,000 for the year ended December 31, 2022.

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

Leases

The majority of our lease obligations are real estate operating leases from which we conduct our business. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less, or that are on a month to month basis are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

As of December 31, 2022 we had $570,446 in right of use assets, $112,665 in short term operating lease payables and $458,218 in long term lease liabilities with an average remaining life of approximately 4.0 years.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2022 the Company had a balance of $1,895 in accumulated other comprehensive income which arose from unrealized gain due to foreign currency fluctuations.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of December 31, 2022 the Company has no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of December 31, 2022, the Company had cash and cash equivalents of $54,185 and had an accumulated deficit of $28,630,321. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized. The Company had 15,635,756 and 14,473,256 shares of common stock issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

2022 Common Stock Issuances for Services

During the three months ended March 31, 2022 the Company issued 15,000 shares of its common stock for services which were valued at $4,515. All issuances made by the Company are valued based upon the closing trading price of the Company’s Common Stock on the date when the Board of Directors authorizes and approves the issuance of such shares.

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

During the three months ended December 31, 2022 the Company issued 100,000 shares to the Company’s lead directors valued at $0.151 per share.

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

As a result of the issuance of super-voting rights enabling him to vote 100,000,000 shares, Mr. Adler has effective voting control of approximately 97.2% of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which, on the same date, the Company purchased from InPlay all of the assets used in the operation and conduct of its business relating to the online home fitness store known as “The Hula Fit”, including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay. The assets were recorded as intangible assets on the Company’s balance sheet then impaired for the full amount of $50,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has two primary leases. The Company leases approximately 1,500 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. On October 1, 2021 the Company entered into a 60-month lease $20,976 per year for the first two years with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option. Management believes that its present office facilities are adequate for its corporate needs.

In March 2022 the Company transitioned from the use of a public warehouse entered a lease for 8,500 square feet of warehouse space for 60 months at 78 Henry Street Secaucus, NJ 07094 at the rate of $132,896 per year with annual 3% escalation clauses.

Future minimum lease payments due under these operating leases, including renewal periods, are as follows:

December 31, 2023	157,014
December 31, 2024	161,724
December 31, 2025	166,576
December 31, 2026	171,573
December 31, 2027	37,392
Total	$694,279

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding on December 31, 2022, and 2021 – all were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

	2022	2021
Fund box (c)	$50,694	-
Credit Line – Loan Builder(b)	144,746	-
Credit Line – Sterling(a)	75,656	37,807
Total loans payable	$271,096	$37,807

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. this facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one year maturity date of December 31, 2023

Government loans payable

As of December 31, 2022 and December 31, 2021 the Company had $524,033 and $529,065, respectively in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30 year period with an interest rate of 3.75%.

NOTE 7 – INCOME TAXES

For the period ended December 31, 2022, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The net operating loss carry forward is approximately 672,000 on December 31, 2022.

The provision for Federal income tax consists of the following on December 31, 2022, and 2021:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$-	$48,000
Less: Valuation allowance in 2021	-	(48,000)
Net provision for Federal income taxes	$-	$-

NOTE 8 – CONCENTRATIONS

The Company does substantially all of its business with five customers. These customers accounted for 93% and 99% of revenues for the years ended December 31, 2022, and 2021, respectively.

	2022	2021
Customer A	33	27
Customer B	25	24
Customer C	13	21
Customer D	13	17
Customer E	9	10
Total	93%	99%

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022, to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL DIVERSIFIED MARKETING GROUP INC.

Dated:	March 23, 2023	By:	/s/ Paul Adler
Paul Adler
President (principal executive officer)

Dated:	March 23, 2023	By:	/s/ Paul Adler
Paul Adler Chief Financial Officer (principal financial and accounting officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date March 23,2023

/s/ Paul Adler	President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Paul Adler		March 23,2023

/s/ James Curtis Donegan	Director
James Curtis Donegan		March 23,2023

/s/ Michael Cascione	Director
Michael Cascione		March 23,2023

/s/ Sandra G. Williams	Director
Sandra G. Williams		March 23,2023

/s/ David Natan	Director
David Natan		March 23,2023

26