Form 10-Q
period 2023-03-31
NetBrands Corp.
filed 2023-05-15
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number: 000-55889

NETBRANDS CORP.

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

As of May 12, 2023, the registrant had 16,110,756 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

The following unaudited interim condensed financial statements of NetBrands Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which we filed with the SEC on March 23, 2023 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

NetBrands Corp.

(formerly known as Global Diversified Marketing Group Inc.)

Condensed Financial Statements for the Three Months Ended March 31, 2023

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,221	$54,185
Accounts receivable	165,412	63,904
Prepaid expenses	51,500	51,500
Inventory	195,996	237,523
Other assets	999	999
Total current assets	422,128	408,111
Property and equipment, net	-	277
Operating lease right of use assets	546,267	570,446
Other assets-security deposit	1,600	1,600
Total assets	$969,995	$980,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$471,503	$325,374
Current portion of operating lease payable	112,666	112,666
Government loans payable	519,001	524,033
Loans payable	433,124	271,096
Total current liabilities	1,536,294	1,233,168
Lease liabilities	436,674	458,218
Total liabilities	1,972,967	1,691,386

Commitments and contingencies

Stockholders’ (Deficit):
Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,635,756 and 15,635,756 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,564	1,564
Additional paid-in capital	27,915,909	27,915,909
Accumulated deficit	(28,922,341)	(28,630,321)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(1,002,973)	(710,953)
Total liabilities and stockholders’ (deficit)	$969,995	$980,434

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Sales, net	$317,684	$332,885
Cost of goods sold	209,760	224,552
Gross profit	107,924	108,333
Operating expenses:
Payroll and taxes	165,080	152,449
Legal and professional fees	56,814	43,216
Rent	44,457	5,245
Selling, general and administrative and expenses	106,351	110,137
Total operating expenses	372,702	311,047
Loss from operations	(264,778)	(202,714)
Other (expense)
Interest expense	(27,241)	(1,080)
Total other (expense)	(27,241)	(1,080)
Loss before income taxes	(292,020)	(203,794)
Provision for income taxes (benefit)	-	-
Net loss	$(292,020)	$(203,794)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	15,635,756	14,488,256

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			15,000	2	4,514			4,515

Net loss						(203,794)		(203,794)

Balance, March 31, 2022	1,000	$-	14,488,256	$1,449	$27,693,179	$(27,747,454)	$1,895	$(50,930)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Net loss						(292,020)		(292,020)

Balance, March 31, 2023	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,922,340)	$1,895	$(1,002,973)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net (loss)	$(292,020)	$(203,794)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	277	139
Stock based compensation	-	4,515
Changes in operating assets and liabilities:
Accounts receivable	(101,508)	166,481
Prepaid expenses	-	51,984
Right of use assets	24,179	3,235
Inventory	41,526	64,622
Other assets	-	(64,375)
Operating lease payable	(21,544)	(3,235)
Accounts payable and accrued expenses	146,130	(250,496)
Net cash (used in) operating activities	(202,960)	(230,925)

Cash flows from financing activities:
Increase (decrease) in loans payable	162,028	(3,066)
Government loans	(5,032)	-
Net cash provided by (used in) financing activities	156,996	(3,066)

Effect of exchange rates on cash and cash and cash equivalents	-	-
Net (decrease) in cash and cash equivalents	(45,964)	(233,991)
Cash and cash equivalents at beginning of period	54,185	312,574
Cash and cash equivalents at end of period	$8,221	$78,583

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,080
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NetBrands Corp.

(Formerly known as Global Diversified Marketing Group Inc.)

Notes To Unaudited Condensed Financial Statements For The Periods

Ended March 31, 2023 And 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NetBrands Corp., formerly known as Global Diversified Marketing Group Inc. ( “NetBrands” or the “Company”), was incorporated as Dense Forest Acquisition Corporation, in Delaware on December 1, 2017, and changed its name on June 13, 2018, as part of a change in control. As part of the change in control, its then officers and directors resigned and contributed back to the Company 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and appointed new officers and directors. On June 14, 2018, the new management of the Company issued 12,500,000 shares of its common stock to Paul Adler, the then president of the Company.

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York company owned by the Company’s president, with the issuance of 200 shares of the Company’s common stock in exchange for all of the outstanding shares of GDHI. GDHI became a wholly-owned subsidiary of the Company, and its activity for the years 2022 and 2021 is reflected in these condensed financial statements along with the expenses of the Company.

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

On March 29, 2023, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) effecting the change of the Company’s name to “NetBrands Corp.”, a name that reflects the planned expansion of the Company’s digital business. In connection with the name change, the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for the change of its OTC trading symbol. In the meantime, the Company’s common stock will remain listed for quotation under the current symbol “GDMK.”

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Company has adopted a December 31 year-end.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Diversified Holdings, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable from customers, accounts payable, and loans payable. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed financial statements.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the three months ended March 31, 2023 and March 31, 2022 stock-based compensation was $-0- and $4,515, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2023, and December 31, 2022, the Company had $8,221 and $54,185 of cash and cash equivalents, respectively.

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

Bad debt expense for the three months ended March 31, 2023, and 2022 was $-0- and $-0-, respectively; the allowance for doubtful accounts on the same dates were $-0-and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on March 31, 2023 and December 30, 2022, and determined that no write-down was required.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its useful life are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue from product sales when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. Typically, the Company receives a detailed purchase order from large retailers that specify the goods ordered, their price, payment terms and the required delivery date. Once the delivery of items on the purchase order is made to the client and title passes, the Company has met its performance obligation and recognizes revenue.

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $31,288 and $14,884 during the three months ended March 31, 2023, and 2022, respectively.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

On September 30, 2022, we conducted an impairment analysis and determined that our purchase of Hula Fit was fully impaired. As a result, we recorded an impairment loss of $50,000 for the year ended December 31, 2022.

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

Leases with an initial term of 12 months or less, or that are on a month-to-month basis are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

As of March 31, 2023, we had $546,267 in right of use assets, $112,666 in short term operating lease payables and $436,674 in long term lease liabilities with an average remaining life of approximately 3.75 years.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the periods ended March 31, 2023 and December 31, 2022, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of March 31, 2023 the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of March 31, 2023, the Company had cash and cash equivalents of $8,221, negative working capital of $1,114,166 and had an accumulated deficit of $28,922,341. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized. The Company had 15,635,756 and 15,635,756 shares of common stock issued and outstanding as of March 31, 2023, and December 31, 2022, respectively. There were no stock issuances in the first fiscal quarter of 2023.

2022 Common Stock Issuances for Services

During the three months ended March 31, 2022, the Company issued 15,000 shares of its common stock for services, which were valued at $4,515. All issuances made by the Company are valued based upon the closing trading price of the Company’s common stock on the date when the board of directors authorizes and approves the issuance of such shares.

During the three months ended June 30, 2022, the Company issued an aggregate of (a) 250,000 shares of common stock to the members of the Company’s board of directors, valued at $0.18 per share, and (b) 350,000 shares of common stock to the members of its board of directors in lieu of cash payments, valued at $0.21 per share. The Company also issued 20,000 shares of common stock to a service provider, valued at $0.106 per share.

During the three months ended September 30, 2022, the Company issued an aggregate of 427,500 shares to consultants and to an investor relations firm valued at an average of approximately $0.20 per share.

During the three months ended December 31, 2022, the Company issued 100,000 shares of common stock to a member of the Company’s board of directors valued at $0.151 per share.

Preferred Stock

The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. On February 24, 2020, the Company filed a Certificate of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 1,000,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. The A Stock has no conversion, dividend, or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power, be able to control the affairs of the Company. The Company has issued 1,000 shares of A Stock to Paul Adler, the Company’s Chief Executive Officer, and majority shareholder giving him effective voting control over the Company’s affairs for the foreseeable future.

As a result of the issuance of the A Stock with super-voting rights giving him an aggregate of 100,000,000 votes, combined with the shares of common stock he holds, Mr. Adler has effective voting control of approximately 97% of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which the Company purchased from InPlay all of the assets used in the operation its business relating to the online home fitness store known as “The Hula Fit”, including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay. The assets were recorded as intangible assets on the Company’s balance sheet then impaired for the full amount of $50,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has two primary leases. The Company leases approximately 1,500 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. On October 1, 2021, the Company entered into a 60-month lease for $20,976 per year for the first two years, with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option. Management believes that its present office facilities are adequate for its corporate needs.

In March 2022, the Company transitioned from the use of a public warehouse and entered a lease for 8,500 square feet of warehouse space for 60 months at 78 Henry Street Secaucus, NJ 07094, at the rate of $132,896 per year, with annual 3% escalation clauses.

Future minimum lease payments due under these operating leases, including renewal periods, are as follows:

December 31, 2023	157,014
December 31, 2024	161,724
December 31, 2025	166,576
December 31, 2026	171,573
December 31, 2027	37,392
Total	$694,279

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding on March 31, 2023, and December 31, 2022. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

Fund box (c)	$68,827	$50,964
Can Capital (d)	155,902	-
Credit Line – Loan Builder(b)	112,395	144,746
Credit Line – Webster Bank(a)	96,000	75,656
Total loans payable	$433,124	$271,096

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.

(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. this facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for 150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67%.

Government loans payable

As of March 31, 2022 and December 31, 2022, the Company had $519,001 and $524,033, respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers. These customers accounted for 99% and 99% of revenues for the three months ended March 31, 2022, and 2022, respectively.

	March 31, 2023	March 31, 2022
Customer A	34	39
Customer B	23	36
Customer C	15	24
Customer D	15	-
Customer E	12	-
Total	99%	99%

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023, to the date these condensed financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these condensed financial statements except as follows:

On April 10, 2023, the Company’s CEO, Paul Adler extended a short-term, unsecured loan to the Company in the principal amount of $124,000, at an interest rate of 14.9% per annum. To evidence the loan, the Company issued Mr. Adler a promissory note, which has a maturity date of July 9, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expand our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such condensed financial statements and the related notes thereto.

The audited condensed financial statements for our fiscal year ended December 31, 2022, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited condensed financial statements. All such adjustments are of a normal recurring nature.

References in this section to “NetBrands,” “we,” “us,” “our,” “the Company” and “our Company” refer to NetBrands Corp. (formerly known as Global Diversified Marketing Group Inc.), and its consolidated subsidiary.

Overview

The Company was incorporated in the State of Delaware on December 1, 2017, under the name “Dense Forest Acquisition Corporation.”

On June 13, 2018, in anticipation of its acquisition of Global Diversified Holdings, Inc., a private New York snack and gourmet food company (“GDHI”), the Company changed its to “Global Diversified Marketing Group Inc.”

On November 26, 2018, the Company consummated the acquisition of GDHI. As a result of the acquisition, GDHI became our wholly owned operating subsidiary, and we changed our business focus to the business of GDHI, which was to develop and market healthy snack foods.

Historically, the Company has been focused on developing and marketing products in the United States, Canada, and Europe that appeal to consumers’ growing preference for healthy snack food. The Company operates through snacks segments offering Italian Wafers, French Madeleines, Italian Croissants, Macaron Cookies, Wafer Pralines, and other wholesome snacks. The Company sells its food and snack products through various distribution channels comprising specialty, grocery retailers, food-service distributors and direct store delivery, as well as the vending, pantry, and micro-market segment. Our buyers typically represent recognized large retail chain stores. The products are then distributed by the chains to their local outlets. We intend to develop additional gourmet foods and snack products under our trademarked brands and to expand the Company’s offering portfolio by identifying, producing and marketing new products.

While continuing to grow its brick-and-mortar sales, the Company plans to make a major shift towards ecommerce development and the acquisition of new ecommerce assets to diversify its business. The Company made the first of such acquisitions on August 31, 2022, when it purchased from InPlay Capital Inc. all of the assets relating to the online home fitness store known as “The Hula Fit,” including the Shopify Store and the TikTok, Facebook and Google ad accounts.

The Company’s management believes that the strategy of acquiring small brands regional distribution brands and acquiring more e-commerce brand assets will diversify its current business and increase its business operation results.

Recent Developments

On March 29, 2023, we filed an Amendment to our Certificate of Incorporation (the “Amendment”) effecting the change of the Company’s name to “NetBrands Corp.,: a name that reflects the planned expansion of our digital business. In connection with the name change, we submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for the change of our OTC trading symbol. We will announce our new trading symbol once it is approved by FINRA. In the meantime, our common stock will remain listed for quotation under the current symbol “GDMK.”

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue and Cost of Sales

During the three months ended March 31, 2023, our revenues were $317,684 compared to $332,835 during the period ended March 31, 2022, a decrease of $15,201, or approximately 4.6%. The decrease is primarily attributable to shipping and supply chain delays we have been experiencing in receiving inventory from our suppliers necessary to fulfill customer orders.

Cost of sales was $209,760 for the three months ended March 31, 2023, compared to $224,552 for the three months ended March 31, 2022. The decrease in cost of sales is due to lower sales and improved gross profit margin in the three-month period ended March 31, 2023 compared to the same period in 2022. Gross profit margin for the three months ended March 31, 2023 was 34%, compared to 32.5% during the same three-month period in 2022. The increase in gross profit margins in the three-month period ended March 31, 2023 compared to the same period in 2022, is attributable to a slight decrease in the cost of shipping containers and supply chain improvement.

Operating expenses

During the three months ended March 31, 2023, our operating expenses were $372,702 compared to $311,047 during the three months ended March 31, 2022. The primary reason for the increase in operating expenses in the three-month period ended March 31, 2023 compared to the same period in 2022, is due to an increase in our warehouse rent, equipment leases in the warehouse and office rent, aggregating to approximately $39,000, an increase of approximately $13,000 in legal and professional fees, and an increase of approximately $13,000 in payroll expenses in the three-month period ended March 31, 2023, compared to the same period in 2022.

Other Expense

Other expenses were comprised solely of interest expense, which amounted to $27,241 during the three-month period ended March 31, 2023, compared to $1,080 during the three-month period ended March 31, 2022. The increase in interest expense is due to higher levels of borrowing at higher interest rates in the three-month period ended March 31, 2023 period compared to the same period in 2022.

Net (Loss) Income

As a result of the foregoing, the net loss for the three months ended March 31, 2023 was $292,020 $(0.02 per share) compared to a net loss of $203,794 ($0.01 per share) for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $8,221 in cash and cash equivalents compared to $54,185 in cash as of December 31, 2022.

Net cash used in operating activities decreased to $202,960 in the three months ended March 31, 2023, compared to $230,925 during the same period in 2022. The decrease in cash used in operating is primarily due to changes in operating assets and liabilities, partially offset by decreased profitability in the three-month period ended March 31, 2023, compared to the same period in 2022.

Net cash provided by financing activities was $156,996 during the three months ended March 31, 2023, compared to $3,066 of net cash used in the three-month period ended March 31, 2022. The increase in net cash provided in the three-month period ended March 31, 2023 as compared to the same period in 2022 is primarily due to an increase in loans payable in 2023 of $162,028 compared to loan repayments of $3,066 in 2022.

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

Going Concern

The accompanying consolidated condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed financial statements. On a consolidated basis, we have incurred significant operating losses since inception. The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with a consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare our condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited condensed financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of March 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

As of March 31, 2023, our disclosure controls and procedures were determined to be effective.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 21, 2023, the Company’s board of directors adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to its officers, directors, and employees. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Quarterly Report.

Item 6. Exhibits.

Exhibit No.	Description

14.1*	CODE OF BUSINESS CONDUCT AND ETHICS
31.1/31.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a) AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1/32.2*	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETBRANDS CORP.

Date: May 15, 2023	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

