Form 10-Q
period 2023-06-30
NetBrands Corp.
filed 2023-08-15
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 12, 2023, the registrant had 16,860,756 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

The following unaudited interim condensed consolidated financial statements of NetBrands Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on March 23, 2023 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2023

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,652	$54,185
Accounts receivable	47,108	63,904
Prepaid expenses	51,500	51,500
Inventory	109,382	237,523
Other assets	3,817	999
Total current assets	217,459	408,111
Property and equipment, net	-	277
Operating lease right of use assets	521,444	570,446
Other assets-security deposit	1,600	1,600
Total assets	$740,502	$980,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$425,737	$325,374
Current portion of operating lease payable	112,666	112,666
Notes payable -related party	124,000	-
Loans payable	488,935	271,096
Total current liabilities	1,151,337	709,135
Loans payable	500,000	524,033
Lease liabilities	414,444	458,218
Total liabilities	2,065,782	1,691,386

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,110,756 and 15,635,756 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,611	1,564
Additional paid-in capital	28,019,361	27,915,909
Accumulated deficit	(29,348,147)	(28,630,321)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(1,325,280)	(710,953)
Total liabilities and (deficit)	$740,502	$980,434

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Sales, net	$194,383	$560,724	$512,066	$893,608
Cost of goods sold	134,395	411,065	344,155	635,617
Gross margin	59,987	149,659	167,911	257,991
Operating expenses:
Payroll and taxes	238,285	204,047	403,365	356,496
Legal and professional fees	71,829	96,195	128,643	139,411
Rent	45,435	35,764	89,892	41,009
Selling, general and administrative and expenses	53,871	96,583	161,979	206,720
Total operating expenses	409,420	432,589	783,879	743,636
Income (loss) from operations	(349,433)	(282,930)	(615,969)	(485,645)
Other (expense)
Interest expense	(76,374)	(5,531)	(103,615)	(6,611)
Total other (expense)	(76,374)	(5,531)	(103,615)	(6,611)
Income (loss) before income taxes	(425,807)	(288,462)	(719,584)	(492,256)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(425,807)	$(288,462)	$(719,584)	$(492,256)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	16,008,009	15,030,014	15,822,911	14,759,554

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			15,000	2	4,514			4,515

Net loss						(203,794)		(203,794)

Balance, March 31, 2022	1,000	$-	14,488,256	$1,449	$27,693,179	$(27,747,454)	$1,895	$(50,930)

Common stock issued for services			620,000	62	120,558			120,620

Net loss						(288,462)		(288,462)

Balance, June 30, 2022	1,000	$-	15,108,256	$1,511	$27,813,737	$(28,035,916)	$1,895	$(218,772)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Net loss						(292,020)		(292,020)

Balance, March 31, 2023	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,922,340)	$1,895	$(1,002,973)

Common stock issued for services			475,000	48	103,453			103,500

Net loss						(425,807)		(425,807)

Balance, June 30, 2023	1,000	$-	16,110,756	$1,611	$28,019,361	$(29,348,147)	$1,895	$(1,325,280)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities
Net (loss)	$(719,584)	$(492,256)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	277	864
Stock based compensation	103,500	125,135
Changes in operating assets and liabilities:
Accounts receivable	16,796	(66,092)
Prepaid expenses	-	484
Right of use assets	50,759	(28,603)
Inventory	128,141	348,891
Other assets	(2,818)	-
Operating lease payable	(43,774)	28,165
Accounts payable and accrued expenses	100,364	(263,104)
Net cash provided by (used in) operating activities	(366,339)	(346,516)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Notes payable related parties	124,000	-
Increase (decrease) in loans payable	217,838	96,898
Government loans	(24,033)	-
Net cash provided by (used in) financing activities	317,805	96,898

Net increase (decrease) in cash and cash equivalents	(48,534)	(249,618)
Cash and cash equivalents at beginning of period	54,185	312,574
Cash and cash equivalents at end of period	$5,652	$62,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$103,615	$6,611
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Notes To Unaudited Condensed Financial Statements For The Periods

Ended June 30, 2023 and 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NetBrands Corp., formerly known as Global Diversified Marketing Group Inc. (“NetBrands” or the “Company”), was incorporated as Dense Forest Acquisition Corporation, in Delaware on December 1, 2017, and changed its name on June 13, 2018, as part of a change in control. As part of the change in control, its then officers and directors resigned and contributed back to the Company 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, and appointed new officers and directors. On June 14, 2018, the new management of the Company issued 12,500,000 shares of its common stock to Paul Adler, the then president of the Company.

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

On March 29, 2023, the Company filed an Amendment to its Certificate of Incorporation effecting the change of the Company’s name to NetBrands Corp., a name that reflects the planned expansion of the Company’s digital business. On July 31, 2023, the Company’s common stock began trading on the OTC Pink marketplace under its new name, NetBrands Corp., and its new trading symbol “NBND.”

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Company has adopted a December 31 year-end.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the six months ended June 30, 2023 and June 30, 2022, stock-based compensation was $103,500 and $125,135, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2023, and December 31, 2022, the Company had $5,652 and $54,185 of cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow.

Bad debt expense for the three months ended June 30, 2023 and 2022, was $-0- and $-0-, respectively. The allowance for doubtful accounts on the same dates were $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on June 30, 2023 and December 30, 2022, and determined that no write-down was required.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its useful life are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue from product sales when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation. Typically, the Company receives a detailed purchase order from large retailers that specify the goods ordered, their price, payment terms and the required delivery date. Once the delivery of items on the purchase order is made to the client and title passes, the Company has met its performance obligation and recognizes revenue.

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $74,935 and $23,520 during the six months ended June 30, 2023 and 2022, respectively.

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

The Company performs an annual impairment assessment for intangible assets during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

Determining the fair value of intangible assets is judgmental in nature and requires the use of significant estimates and assumptions.

On September 30, 2022, the Company conducted an impairment analysis and determined that our purchase of Hula Fit was fully impaired. As a result, the Company recorded an impairment loss of $50,000 for the year ended December 31, 2022.

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

Leases

The majority of our lease obligations are real estate operating leases from which the Company conducts its business. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less, or that are on a month-to-month basis are not recorded on our Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. The Company uses a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. The Company recognizes the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

As of June 30, 2023, the Company had $521,444 in right of use assets, $112,666 in short term operating lease payables and $414,444 in long term lease liabilities with an average remaining life of approximately 3.50 years.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the periods ended June 30, 2023 and December 31, 2022, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of June 30, 2023, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of June 30, 2023, the Company had cash and cash equivalents of $5,652, negative working capital of $933,879, and had an accumulated deficit of $29,348,147. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is, in fact, unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 16,110,756 and 15,635,756 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

2023 Common Stock Issuances for Services

During the six months ended June 30, 2023, the Company issued 475,000 shares for services valued at $103,500, or $0.22 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

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

During the three months ended September 30, 2022, the Company issued an aggregate of 427,500 shares of common stock to consultants and to an investor relations firm, valued at an average of approximately $0.20 per share.

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

Warrants

On November 14, 2022 (the “Execution Date”), the “Company, entered into an engagement agreement (“Engagement Agreement”) with Spencer Clarke, LLC (“Spencer Clarke”), pursuant to which the Company engaged Spencer Clarke to serve as its exclusive investment banking firm (the “Services”).

In consideration for Spencer Clarke providing the Services, (a) upon execution of the Engagement Agreement, the Company issued Spencer Clarke warrants to purchase 310,715 shares of the Company’s common stock, par value $0.0001 per share, and (b) upon the closing of a financing of over $1,000,000 in value, which has not occurred as of the date of this Quarterly Report, the Company will issue to Spencer Clarke additional warrants to purchase shares of the Company’s common stock representing 3% of the Company’s total issued and outstanding shares of common stock as of the Execution Date.

The 310,715 warrants outstanding as of June 30, 2023 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of June 30, 2023, these warrants had an intrinsic value of $65,250.

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

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9. 2023, which date has been extended to October 9, 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued were to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. In addition to providing additional financing to the Company, Mr. Adler has foregone his biweekly salary for the last eight pay periods. The Company has accrued this amount due to Mr. Adler.

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

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding on June 30, 2023 and December 31, 2022. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

Fund box (c)	$61,097	$50,964
Diagonal Lending (e)	117,320	-
Can Capital (d)	134,819	-
Credit Line – Loan Builder(b)	75,699	144,746
Credit Line – Webster Bank(a)	100,000	75,656
Total loans payable	$488,935	$271,096

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67%
(e)	On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees, which were immediately expensed. The Company intends to use the net proceeds for working capital and general corporate purposes.

The Note has a principal balance of $117,320, and a stated maturity date of April 15, 2024. A one-time interest charge of 13%, or $15,251, was applied on the date of issuance and was immediately expensed. Interest and outstanding principal shall be paid in nine payments, each in the amount of $14,730.11 (a total payback to 1800 Diagonal of $132,571). The first payment was due July 15, 2023, with eight subsequent payments due each month thereafter. The Note may not otherwise be prepaid in whole or in part. In the event the Company fails to pay any amount when due under the Note, the interest rate will increase to 22%. Upon the occurrence and during the continuation of any event of default under the Note (“Event of Default”), the Note will become immediately due and payable and the Company is required to pay to 1800 Diagonal an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Note, plus (b) any accrued and unpaid interest on the unpaid principal amount of this Note, plus (c) default interest, if any, plus (d) any other amounts owed to the 1800 Diagonal pursuant to the Note. Following any Event of Default, 1800 Diagonal may convert any amount due under the Note into shares of the Company’s common stock (the “Conversion Shares”) at a conversion price equal to 75% multiplied by the lowest trading price for the Company’s common stock during the ten trading days prior to the conversion date (representing a discount rate of 25% to market); provided, however, that 1800 Diagonal may not convert any portion of the Note that would cause it, together with its affiliates, to beneficially own in excess of 4.99% of the Company’s common stock. The Company has agreed to reserve from its authorized and unissued common stock four times the number of shares that are actually issuable upon full conversion of the Note to provide for the issuance of the Conversion Shares. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Note will be subject to adjustment from time to time in the event of any combinations, recapitalization, reclassifications, extraordinary distribution, or similar event.

This Note was treated as a Promissory Note and no derivative liability was recorded because the conversion feature of the Note only is effective in the event of a default. Since the Company has never defaulted on a liability that conversion was not deemed to probable.

Government loans payable

As of June 30, 2022 and December 31, 2022, the Company had $500,000 and $524,033, respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers. These customers accounted for 100% and 91% of revenues for the six months ended June 30, 2022, and 2022, respectively.

	June 30, 2023	June 30, 2022
Customer A	30%	36%
Customer B	29%	29%
Customer C	20%	15%
Customer D	11%	11%
Customer E	10%	-
Total	100%	91%

At June 30, 2023 the Company had $47,108 in accounts receivable. One customer accounted for approximately 90% of that total.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2023, to the date these condensed financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these condensed financial statements except as follows:

On July 9, 2023, Paul Adler, the Company’s President, extended the July 9, 2023 repayment date of the $124,000 loan he made to the Company, at an interest rate of 14.9%, to October 9, 2023.

On August 1, 2023, the Company issued 750,000 shares to Beyond Media, a digital marketing agency designed to bring awareness to clients’ products and services.

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

On March 29, 2023, the Company filed an Amendment to its Certificate of Incorporation with the Secretary of State of Delaware effecting the change of the Company’s name to “NetBrands Corp.,” a name that reflects the planned expansion of the Company’s digital business.

Recent Developments

Loan from President

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9. 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued were to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. The due date of this loan has been extended to October 9, 2023.

Loan from 1800 Diagonal LLC

On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees. The Company intends to use the net proceeds for working capital and general corporate purposes.

The Note has a principal balance of $117,320, and a stated maturity date of April 15, 2024. A one-time interest charge of 13%, or $15,251, was applied on the date of issuance. Interest and outstanding principal shall be paid in nine payments, each in the amount of $14,730.11 (a total payback to 1800 Diagonal of $132,571). The first payment was due July 15, 2023, with eight subsequent payments due each month thereafter. The Note may not otherwise be prepaid in whole or in part. In the event the Company fails to pay any amount when due under the Note, the interest rate will increase to 22%. Upon the occurrence and during the continuation of any event of default under the Note (“Event of Default”), the Note will become immediately due and payable and the Company is required to pay to 1800 Diagonal an amount equal to 150% times the sum of (a) the then outstanding principal amount of the Note, plus (b) any accrued and unpaid interest on the unpaid principal amount of this Note, plus (c) default interest, if any, plus (d) any other amounts owed to the 1800 Diagonal pursuant to the Note. Following any Event of Default, 1800 Diagonal may convert any amount due under the Note into shares of the Company’s common stock (the “Conversion Shares”) at a conversion price equal to 75% multiplied by the lowest trading price for the Company’s common stock during the ten trading days prior to the conversion date (representing a discount rate of 25% to market); provided, however, that 1800 Diagonal may not convert any portion of the Note that would cause it, together with its affiliates, to beneficially own in excess of 4.99% of the Company’s common stock. The Company has agreed to reserve from its authorized and unissued common stock four times the number of shares that are actually issuable upon full conversion of the Note to provide for the issuance of the Conversion Shares. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Note will be subject to adjustment from time to time in the event of any combinations, recapitalization, reclassifications, extraordinary distribution, or similar event.

Change of Name and Trading Symbol on OTC Pink Marketplace

On July 31, 2023, the Company’s common stock began trading on the OTC Pink marketplace under its new name, NetBrands Corp., and its new trading symbol “NBND.”

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenue and Cost of Sales

During the three months ended June 30, 2023, our revenues were $194,383, compared to $560,724 during the three-month period ended June 30, 2022, a decrease of $366,341 or 65.3%. The primary reason for this significant decrease was due to the lack of availability of funding for the Company on reasonable terms and due to general economic conditions.

Cost of sales was $134,395 for the three months ended June 30, 2023, compared to $411,065 for the three months ended June 30, 2022, or a decrease of $276,670. The decrease in the cost of sales is due to lower sales volumes. Gross profit margin percentage for the three months ended June 30, 2023 was 30.9%, compared to 26.7% during the same three-month period in 2022. The increase in gross profit margin percentage in 2023 is attributable to margins based on lower sales volumes.

Operating expenses

During the three months ended June 30, 2023, our operating expenses were $409,420, compared to $432,589 during the three months ended June 30, 2022, a decrease of $23,169, or 5.4%. Excluding stock-based compensation in both periods, the expenses in 2023 are approximately the same as 2022.

Other Income (Expense)

Other expenses were comprised solely of interest expense, which amounted to $76,374 during the three-month period ended June 30, 2023, compared to $5,531 during the three-month period ended June 30, 2022. The significant increase in interest expenses is due to higher levels of debt and borrowing in 2023 due to lower profitability.

Net loss

As a result of the foregoing, the net loss for the three months ended June 30, 2023 was $425,807, compared to a net loss of $288,462 for the three months ended June 30, 2022.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022.

Revenue and Cost of Sales

During the six months ended June 30, 2023, our revenues were $512,066, compared to $893,608 during the six-month period ended June 30, 2022, a decrease of $381,542 or 57.3%. The primary reason for this significant decrease was due to the lack of availability of funding for the Company on reasonable terms, and due to general economic conditions. We are in the process of seeking new financing and believe we will be successful in obtaining this financing which will enable us to generate revenues at historical levels. However, there can be no assurance that we will be successful in raising this financing, and if we are successful that we can generate revenues at a historical level. If we fail to obtain this financing it could have a material negative impact on the Company.

Cost of sales was $344,155 for the six months ended June 30, 2023, compared to $635,617 for the six months ended June 30, 2022, or a decrease of $291,462. The decrease in the cost of sales is due to lower sales volumes. Gross profit margin percentage for the six months ended June 30, 2023 was 33%, compared to 29% during the same three-month period in 2022. The increase in gross profit margin percentage in 2023 is attributable to margins based on lower sales volumes.

For the six months ended June 30, 2023, we had five customers that represented 100% of our business, compared to four customers that represented 91% of our business during the six months ended June 30, 2022. The loss of any of these customers could have a material adverse impact on our business.

Operating expenses

During the six months ended June 30, 2023, our operating expenses were $783,879 compared to $743,636 during the six months ended June 30, 2022. Excluding stock-based compensation in both periods the expenses in 2023 are approximately the same as 2022. In July 2023, the Company eliminated a Vice President’s position paying $175,000 plus benefits to help reduce its expenses going forward.

Other Income (Expense)

Other expenses were comprised solely of interest expense, which amounted to $103,615 during the six-month period ended June 30, 2023, compared to $6,611 during the three-month period ended June 30, 2022. The significant increase in interest expenses is due to higher levels of debt and borrowing in 2023 due to lower profitability.

Net loss

As a result of the foregoing, the net loss for the six months ended June 30, 2023 was $719,584, compared to a net loss of $492,256 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $5,652 in cash, compared to $54,185 in cash as of December 31, 2022.

Net cash used in operating activities was $366,339 in the six months ended June 30, 2023, compared to $346,516 during the same period in 2022. The increase in cash used in operating is primarily due to a reduction of inventory of $220,750, an increase in accounts payable of $100,364 offset by decreased profitability of approximately $250,000, net of non-cash stock-based compensation in the 2023 period.

Net cash provided by financing activities was $317,805 during the six months ended June 30, 2023, compared to $96,898 during the six-month period ended June 30, 2022. The increase in net cash provided by financing activities in 2023 is primarily due to a related party loan of $124,000 from the Company’s President, and additional funding from various lenders of $120,940, offset by payments on government EIDL loans of $24,033.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and factoring, and has recently financed its operations through SBA COVID-19 loans, capital investment, notes payable, and factoring.

In the event continuing decreased sales and profits continue, our ability to obtain additional financing or factoring for our receivables could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

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

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare our condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of our operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited condensed financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of June 30, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2023, our disclosure controls and procedures were determined to be effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder, are an adverse party or have a material interest adverse to us.

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

On April 17, 2023, the Company issued 125,000 shares of common stock to its legal counsel in consideration for legal services provided to the Company.

On April 21, 2023, the Company issued 250,000 shares of common stock to Sergey Kats, the Company’s Director of Operations, as a bonus.

On April 21, 2023, the Company issued 100,000 shares of common stock to David Natan, an independent director of the Corporation, in consideration for services Mr. Natan provided the Company.

These issuances were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Code of Ethics

On April 21, 2023, the Company’s board of directors adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the directors, officers, and employees of the Company. The Company has filed a copy of the Code of Ethics as an exhibit to this Quarterly Report. The Code of Ethics may be reviewed by accessing the Company’s public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Promissory Note, dated April 10, 2023
14.1	Code Of Ethics
31.1/31.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification Of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETBRANDS CORP.

Date: August 15, 2023	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

