Form 10-Q
period 2023-09-30
NetBrands Corp.
filed 2023-11-20
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 20, 2023, the registrant had 16,610,756 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

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

3

NETBRANDS CORP.

Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2023

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$54,185
Accounts receivable	3,540	63,904
Prepaid expenses	51,500	51,500
Inventory	103,194	237,523
Other assets	999	999
Total current assets	159,233	408,111
Property and equipment, net	-	277
Operating lease right of use assets	496,943	570,446
Other assets-security deposit	1,600	1,600
Total assets	$657,776	$980,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$17,340	$-
Accounts payable and accrued expense	696,841	325,374
Current portion of operating lease payable	112,666	112,666
Notes payable -related party	134,048	-
Loans payable	491,343	271,096
Total current liabilities	1,452,238	709,135
Government loans payable	500,000	524,033
Lease liabilities	392,558	458,218
Total liabilities	2,344,796	1,691,386

Commitments and contingencies

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,610,756 and 15,635,756 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,661	1,564
Additional paid-in capital	28,080,311	27,915,909
Accumulated deficit	(29,770,887)	(28,630,321)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(1,687,020)	(710,953)
Total liabilities and (deficit)	$657,776	$980,434

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Sales, net	71,938	$394,924	$584,004	$1,288,532
Cost of goods sold	38,610	345,407	382,765	981,024
Gross margin	33,328	49,517	201,239	307,508
Operating expenses:
Payroll and taxes	24,641	164,357	426,248	520,853
Legal and professional fees	75,306	105,599	203,949	245,010
Rent	15,041	48,226	104,933	89,235
Selling, general and administrative and expenses	36,709	46,581	198,688	253,301
Impairment of intangible assets	-	50,000	-	50,000
Total operating expenses	151,697	414,763	933,818	1,158,399
Income (loss) from operations	(118,369)	(365,246)	(732,579)	(850,891)
Other (expense)
Interest expense	(304,372)	(2,657)	(407,987)	(9,268)
Total other (expense)	(304,372)	(2,657)	(407,987)	(9,268)
Income (loss) before income taxes	(422,740)	(367,903)	(1,140,566)	(860,159)
Provision for income taxes (benefit)		-	-	-
Net loss	$(422,740)	$(367,904)	(1,140,566)	$(860,159)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.02)	$(0.07)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	16,137,930	15,305,702	15,929,071	15,053,889

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			15,000	2	4,514			4,515

Net loss						(203,794)		(203,794)

Balance, March 31, 2022	1,000	$-	14,488,256	$1,449	$27,693,179	$(27,747,454)	$1,895	$(50,930)

Common stock issued for services			620,000	62	120,558			120,620

Net loss						(288,462)		(288,462)

Balance, June 30, 2022	1,000	$-	15,108,256	$1,511	$27,813,737	$(28,035,916)	$1,895	$(218,772)

Common stock issued for services			427,500	43	87,082			87,125

Net loss						(367,904)		(367,904)

Balance, September 30, 2022	1,000	$-	15,535,756	$1,554	$27,900,819	$(28,403,820)	$1,895	$(499,550)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Net loss						(292,020)		(292,020)

Balance, March 31, 2023	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,922,340)	$1,895	$(1,002,973)

Common stock issued for services			475,000	48	103,453			103,500

Net loss						(425,807)		(425,807)

Balance, June 30, 2023	1,000	$-	16,110,756	$1,611	$28,019,361	$(29,348,147)	$1,895	$(1,325,280)

Common stock issued for services			500,000	50	60,950			61,000

Net loss						(422,740)		(422,740)

Balance, September 30, 2023	1,000	$-	16,610,756	$1,661	$28,080,311	$(29,770,887)	$1,895	$(1,687,020)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities
Net (loss)	$(1,140,566)	$(860,159)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	277	2,761
Stock based compensation	164,500	212,260
Impairment of intangible assets	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	60,364	84,019
Prepaid expenses	-	484
Inventory	128,141	354,815
Right of use assets-net	14,029	(1,751)
Cash overdraft	17,340
Accounts payable and accrued expenses	371,468	(40,234)
Net cash provided by (used in) operating activities	(384,447)	(197,805)

Cash flows from investing activities:
Purchase of intangible assets	-	(50,000)
Net cash used in investing activities	-	(50,000)

Cash flows from financing activities
Notes payable related parties	134,048	112,911
Proceeds from notes payable	220,247
Payments on government loans	(24,033)
Net cash provided by investing activities	330,262	112,911

Net increase (decrease) in cash and cash equivalents	(54,185)	(134,894)
Cash and cash equivalents at beginning of period	54,185	312,574
Cash and cash equivalents at end of period	$-	$177,679

Supplemental disclosure of cash flow information:
Cash paid for interest		$9,268
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETBRANDS CORP.

(Formerly Known as Global Diversified Marketing Group Inc.)

Notes To Unaudited Condensed Financial Statements For The Periods

Ended September 30, 2023 and 2022

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the nine months ended September 30, 2023 and September 30, 2022, stock-based compensation was $164,500 and $212,260, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2023, and December 31, 2022, the Company had a cash overdraft of $(17,340), and $54,185 of cash and cash equivalents, respectively.

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

Bad debt expense for the three months ended September 30, 2023 and 2022, was $-0- and $-0-, respectively. The allowance for doubtful accounts on the same dates were $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on September 30, 2023 and December 30, 2022, and determined that no write-down was required.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $91,209 and $34,430 during the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company had $496,943 in right of use assets, $112,666 in short term operating lease payables and $392,558 in long term lease liabilities with an average remaining life of approximately 3.50 years.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the periods ended September 30, 2023 and December 31, 2022, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of September 30, 2023, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of September 30, 2023, the Company had cash and cash equivalents of $0, negative working capital of $1,293,005, and had an accumulated deficit of $29,770,887. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally the Company had an overdraft of $17,340 as of September 30, 2023. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 16,610,756 and 15,635,756 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

2023 Common Stock Issuances for Services

During the nine months ended September 30, 2023, the Company issued 975,000 shares for services valued at $164,450, or $0.17 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

2022 Common Stock Issuances for Services

During the three months ended March 31, 2022, the Company issued 15,000 shares of its common stock for services, which were valued at $4,515. All issuances made by the Company are valued based upon the closing trading price of the Company’s common stock on the date when the board of directors authorizes and approves the issuance of such shares.

During the three months ended September 30, 2022, the Company issued an aggregate of (a) 250,000 shares of common stock to the members of the Company’s board of directors, valued at $0.18 per share, and (b) 350,000 shares of common stock to the members of its board of directors in lieu of cash payments, valued at $0.21 per share. The Company also issued 20,000 shares of common stock to a service provider, valued at $0.106 per share.

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

The 310,715 warrants outstanding as of September 30, 2023 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of September 30, 2023, these warrants had an intrinsic value of $37,907.

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

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9. 2023, which date has been extended to October 9, 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued were to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. In addition to providing additional financing to the Company, Mr. Adler has foregone his biweekly salary for the last sixteen pay periods. The Company has accrued this amount due to Mr. Adler. In November 2023, Mr. Adler extended the maturity date of the loan for six months to April 9, 2024.

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

NOTE 6 – LOANS PAYABLE

The Company had various loans outstanding on September 30, 2023 and December 31, 2022. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments, as follows:

Fund box (c)	$50,664	$50,964
Diagonal Lending (e)	139,859	-
Can Capital (d)	146,379	-
Credit Line – Loan Builder(b)	54,441	144,746
Credit Line – Webster Bank(a)	100,000	75,656
Total loans payable	$491,343	$271,096

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67%
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

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers. These customers accounted for 100% and 91% of revenues for the nine months ended September 30, 2023, and 2022, respectively.

	September 30, 2023	September 30, 2022
Customer A	26%	36%
Customer B	25%	29%
Customer C	20%	15%
Customer D	18%	11%
Customer E	9%	-
Total	98%	91%

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023, to the date these condensed financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these condensed financial statements except as follows:

On July 9, 2023, Paul Adler, the Company’s President, extended the July 9, 2023 repayment date of the $124,000 loan he made to the Company, at an interest rate of 14.9%, to October 9, 2023. In November 2023 Mr adlet extended the maturity date of the loan to April 9, 2024.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such condensed financial statements and the related notes thereto.

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

Recent Developments

Loan from President

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9. 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued were to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. The due date of this loan, which was extended to October 9, 2023, has been further extended to [April] 9, 2023.

[Any other recent developments?]

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenue and Cost of Sales

During the three months ended September 30, 2023 we generated $70,938 in revenues compared to $394,924 during the same period ended September 30, 2022. Currently we do not have any source of supply for our major products due to our lack of liquidity.

During the nine months ended September 30, 2023, our revenues were $584,004 compared to $1,288,532 during the period ended September 30, 2022, a decrease of $704,528. or approximately 54.6%. The primary reason for this decrease was due to the Company’s lack of liquidity necessary to purchase inventory in advance of shipping dates. We are in the process of seeking new financing and believe we will be successful in obtaining this financing which will enable us to generate revenues at historical levels. However, there can be no assurance that we will be successful in raising this financing, and if we are successful that we can generate revenues at a historical level. If we fail to obtain this financing it could have a material negative impact on the Company.

Cost of sales was $382,765 compared to $981,024 for the nine months ended September 30, 2022, a decrease of $598,259, or approximately 61%. The decrease in cost of sales is due to lower sales volumes. Gross profit margin for the nine months ended September 30, 2023 was 34.5% compared to 23.9% during the same nine-month period in 2022.

For the nine months ended September 30, 2023, we had five customers that represented 98% of our business, compared to five customers that represented 91% of our business during the nine months ended September 30, 2022. The loss of any of these customers could have a material adverse impact on our business.

Operating expenses

During the nine months ended September 30, 2023, our operating expenses were $933,818 compared to $1,158,399 during the nine months ended September 30, 2022, a decrease of $224,581, or 24%. Excluding stock-based compensation in both periods operating expenses were $769,318 and $946,140 respectively for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively. The primary reasons for the decrease in operating expenses excluding stock-based compensation in both periods is a decrease in payroll, legal fees and selling general and administrative expenses. In order to improve our liquidity our CEO has not taken any salary for approximately seven months.

Other Income (Expense)

Other expenses were comprised solely of interest expense, which amounted to $407,987 during the nine-month period ended September 30, 2023, compared to $9,268 during the nine-month period ended September 30, 2022. The increase of $398,719 in interest expenses is due to our financing instruments.

Net loss

As a result of the foregoing the net loss for the nine months ended September 30, 2023 was $1,140,566 compared to a net loss of $860,159 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had a cash overdraft of $17,340, compared to $177,679 in cash as of September 30, 2022.

Net cash used in operating activities was $384,447 in the nine months ended September 30, 2023, compared to $197,805 net cash provided by operations during the same period in 2022. The increase in cash used in operating is primarily due to our increased operating losses.

Net cash provided by financing activities was $330,262 during the nine months ended September 30, 2023, compared to $112,911 during the nine-month period ended September 30, 2022. The increase in net cash provided by financing activities in 2023 is primarily due to an increase in notes payable.

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

Going Concern

The accompanying consolidated condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed financial statements. On a consolidated basis, we have incurred significant operating losses since inception. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurance that the Company will be able secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of September 30, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2023, our disclosure controls and procedures were [determined to be effective.]

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

On September 26, 2023, the Company issued 300,000 shares of common stock to its legal counsel in consideration for legal services provided to the Company.

On September, 2023, the Company issued 200,000 shares of common stock to David Natan, an independent director of the Corporation, in consideration for services Mr. Natan provided the Company.

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

NETBRANDS CORP

Date: November 20, 2023	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

