Form 10-K
period 2023-12-31
NetBrands Corp.
filed 2024-04-15
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commissions file number 000-55889

NETBRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-3707673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4042 Austin Boulevard, Suite B

Island Park, New York 11558

(Address of principal executive offices, including zip code)

(800) 500-5996

(Registrant’s telephone number, including area code)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $185,468 on June 30, 2023.

As of April 15, 2024, there were 17,360,756 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NETBRANDS CORP.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to NetBrands Corp., a Delaware corporation, and its wholly-owned subsidiary, Global Diversified Holdings, Inc., described below.

PART I

Item 1.	Business

Overview

NetBrands Corp. (the “Company”) was incorporated on December 1, 2017, as a Delaware corporation under the name “Dense Forest Acquisition Corporation.” On June 13, 2018, in anticipation of its acquisition of Global Diversified Holdings, Inc., a private New York snack and gourmet food company (“GDHI”), the Company changed its to “Global Diversified Marketing Group Inc.”

On November 26, 2018, the Company consummated the acquisition of GDHI (the “Acquisition”). Prior to the Acquisition, the Company had no business and no operations. Pursuant to the Acquisition, the Company acquired the operations and business plan of GDHI. As a result of the acquisition, GDHI became our wholly owned operating subsidiary, and we changed our business focus to the business of GDHI, which was to develop and market healthy snack foods.

On August 31, 2022, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which, on the same date, the Company purchased from InPlay all of the assets used in the operation and conduct of its business relating to the online home fitness store known as “The Hula Fit”, including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and a director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay. The Company intends to make additional acquisitions of e-commerce businesses and assets in an attempt to grow its digital business.

On March 29, 2023, the Company filed an Amendment to its Certificate of Incorporation effecting the change of the Company’s name to NetBrands Corp., a name that reflects the planned expansion of the Company’s digital business. On July 31, 2023, the Company’s common stock began trading on the OTC Pink marketplace under its new name, NetBrands Corp., and its new trading symbol “NBND.”

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation, or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

Business

We are an early stage diversified holdings company which sells multiple products under common management with one of them a global multi-line consumer packaged goods (“CPG”) company with branded product lines in the food and snack industry. This division operates as marketer and distributor in the United States, Canada, and Europe. Another division is focused and involved in building and acquiring ecommerce assets as well as private businesses in various verticals with the goal of scaling them up and increasing revenue. Historically, the large majority of our sales have been through traditional brick-and-mortar methods. However, going forward, we intend to focus on growing our e-commerce business as well as maintaining the core business which in large part exists in brick and mortar. The Company’s management believes that the strategy of acquiring small brands regional distribution brands and acquiring more e-commerce brand assets will diversify its current business and increase its business operation results.

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

The Company sells its food and snack products directly in the United States and global markets through various distribution channels comprising specialty, grocery retailers, food-service distributors and direct store delivery (“DSD”), as well as the vending, pantry, and the micro-market segment. Our buyers typically represent recognized large retail chain stores. The products are then distributed by the chains to their local outlets. The Company seeks out and develops snacks and gourmet foods to brand under its trademarks based on market trends and input from the buyers as to consumer demand. The Company works closely with buyers to evaluate products with the intent to identify products that have likely customer demand. We recently re-branded and launched all new snack marketplace and will seek to gain market share in the ecommerce segment. Our re-branded website will serve as a snack marketplace which will carry its own branded products and other gourmet snacks and products.

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

Vending Operations

In addition to placing its products with large retail specialty chains, the Company supplies products to vending channels throughout the United States through food service distributors. These vending machines are located in malls, service stations, and schools. The Company works with vending companies that have, in the aggregate, more than 100,000 machines nationwide. The Company supplies vending companies with products. The Company works directly with some vending companies and with others through its food service distributors. The broker pre-sells the products and the distributor services the accounts. When the distributor services the accounts, the distributor buys the product directly. Vending machine sales represent approximately one percent of our revenues.

E-Commerce Business

On August 31, 2022, the Company acquired from InPlay all of the assets relating to the online home fitness store known as “The Hula Fit,” including the Shopify Store and the TikTok, Facebook and Google ad accounts. The Company intends to make additional acquisitions of e-commerce businesses and assets in an attempt to grow its digital business.

Products and Trademarked Brands

The Company currently owns six trademark brands. Each brand encompasses numerous SKUs that are brought to the market from time to time. The Company produces its products primarily on an “on request” basis from its retail chain buyers for sale through such chains. The Company’s trademarks are listed below as follows:

Country	Mark	Status	Class	Serial Number	Registration Number	Registration Date	Owner Name	Expiration Date
USA	BISCOTTELLI	Live	030	86579810	4994327	3/28/2015	Paul Adler	3/27/25
USA	DOLCIBONO	Live	030	88639475	6078602	10/2/2019	Global Diversified Holdings, Inc.	10/1/29
USA	BONBONS DE PARIS	Live	030	87296805	544000	1/11/2017	Paul Adler	1/10/27
USA	FRUTTATA	Live	029	88519630	6171561	7/19/2019	Global Diversified Holdings, Inc.	7/18/29
USA	COCO BLISS	Live	030	87256922	5351910	12/5/2016	Paul Adler	12/4/26
USA	EZLYV	Live		97001930	6908603	8/30/2021	Global Diversified Holdings, Inc.	8/29/31

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

Trade Shows. The Company plans to attend trade shows and exhibitions related to the food manufacturing industry, such as SIAL, PLMA Amsterdam, Thaifex, Fancy Food, CIBUS, ISM, and ANUGA among others. Through attendance at conventions and trade shows, management remains knowledgeable and informed about advancements, trends, and issues of concern in the market. The Company will be pivoting in a different direction. E-commerce supplements and acquiring other e-commerce assets/or private business to be operating under a public setting.

Social Media and Food Blogging. The Company will manage its brands on social media sites, such as Facebook, Instagram, and Twitter. Twitter has proven an effective platform to conduct customer satisfaction surveys as well as solicit customer feedback.

The rise in popularity of the food blogging community has given consumers a massive platform on which to share their opinion and make their voices heard. This has led to a rise in consumer concerns about food, with increasing emphasis being placed on healthy eating and organic produce. The Company will use food blogging websites to promote its products and highlight benefits that appeal to a new generation of socially aware consumers.

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

The Company use of co-packers for manufacturing and packaging of its products provides the most efficient and cost-effective means of operations for a small company like we are. It allows us to scale up and meet growing demand, without having to invest in our own industrial setting and without the high overhead costs of hiring salespeople as employees of the Company. The Company intends to employ this model strategy in the future and also to attract and retain an experienced sales team.

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

Employees

The Company currently has one employee, its Chief Executive Officer.

Subsidiaries

The wholly-owned subsidiary, Global Diversified Holdings, Inc., is the Company’s only subsidiary.

Item 1A	Risk Factors

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information in this Annual Report, including our condensed consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to our Business and Industry.

The Company depends on its President and Chief Financial Officer, to manage its business effectively and loss of the President and Chief Financial Officer could significantly impair the Company’s results.

The Company, through its subsidiary, has a developed track record of bringing successful new products to retail chain buyers for the placement and sale of the Company’s products. This track record has been developed by the President and Chief Financial Officer of the Company, Paul Adler, and his ability to locate and produce unique and quality snack and gourmet foods attractive to the buyer’s market. The loss of Mr. Adler as the Company’s President and Chief Financial Officer, or in active management of the Company, could have a significant negative impact of the operations of the Company. Such a loss could impact the production of the current product, the relationship with the retail chain stores and development of future products.

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

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2023, five customers accounted for approximately 99% of the Company’s revenue. In 2022, five customers accounted for approximately 92.6% of the Company’s revenues. The loss of any one of these customers would have a material adverse impact on our profitability and liquidity. Although we believe that we could locate replacement customers, the initial loss of such revenues could hamper on going production and distribution of the Company.

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

We must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. While our products are in compliance with current regulations by the FDA, it is possible that regulations by the FDA and its interpretation thereof may change over time. As such, there is a risk that our products could become non-compliant with the FDA’s regulations and any such non-compliance could harm our business.

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

We rely on information technology systems and could face cybersecurity risks.

We rely on information technologies and infrastructure to manage our business, including developing new business opportunities for our digital business. Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms, and other destructive or disruptive software and other attempts to access confidential or personal data, denial of service attacks, and other malicious activities, are becoming increasingly diverse and sophisticated. These events are rising worldwide, highlighting the need for continual and effective cybersecurity awareness and education. We and our clients may become attractive targets of hackers, denial of service attacks, malicious code, phishing attacks, ransomware attacks, and other threat actors, which may result in security incidents, including unauthorized access, misuse, loss, corruption, inaccessibility of the data we use, or destruction of this data unavailability of services, or other adverse events. In the past, we have not faced cyber-attacks of this nature, but we may face such attacks in the future. We cannot guarantee that we will be able to prevent such attacks in the future. Efforts to develop, implement, and maintain security measures are costly, may not successfully prevent these events from occurring, and may require ongoing monitoring and updating as technologies and cyberattack techniques change frequently or are not recognized until they are successful.

Risks Related to Our Common Stock

The Company’s sole officer beneficially owns and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Paul Adler, the founder and President of the Company, is currently the beneficial owner of approximately 66.6% of the Company’s outstanding Common Stock, In addition, Mr. Adler owns 1,000 shares of Series A Super Voting Preferred Stock as such, he will have approximately 95.1% of the voting power in the Company and thus be able to control all matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions.

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

Our obligations to a noteholder are secured by a security interest in substantially all of our assets and a pledge of shares by our Paul Adler, the Company’s President, and a director of the Company, so if we default on those obligations, the noteholders could foreclose on, liquidate and/or take possession of our assets and/or Mr. Adler’s pledged shares.

On March 22, 2024, the Company entered into a Securities Purchase Agreement (the “Cove Purchase Agreement”) with Cove Funding LP, a Delaware limited partnership (“Cove Funding”), pursuant to which Cove Funding agreed to loan the Company up to $300,000, in two tranches (the “Cove Loan”), and the Company issued Cove Funding a 12% Senior Secured Convertible Promissory Note (the “Cove Note”) to evidence the Cove Loan, which matures on July 21, 2024. Simultaneously, to secure repayment of amounts due under the Cove Note, (a) the Company entered into a Security Agreement with Cove Funding (the “Cove Security Agreement”), pursuant to which Cove Funding was granted a first priority security interest in the Company’s assets, and (b) Paul Adler, the Company’s President, and a director of the Company, entered into a Pledge Agreement with Cove Funding (the “Cove Pledge Agreement”), pursuant to which Mr. Adler pledged 1,000 shares of the Company’s Class A Super Voting Preferred Stock and 11,568,843 shares of the Company’s common stock that he owns (collectively, the “Adler Shares”). As a result, if the Company defaults on its obligations under the Cove Note, Cove Funding could foreclose on their security interests and liquidate or take possession of some or all of the assets of the Company and/or the Adler Shares, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period to comply with new or revised accounting standards.

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

Item 1B.	Unresolved Staff Comments

None

Item 1C	Cybersecurity

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats.

We are developing processes, that seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we use or will use, transmit, receive, and maintain. The processes for assessing, identifying, and managing material risks from cybersecurity threats include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks.

We have not experienced any material cybersecurity incidents, and the expenses incurred from any security incidents have been immaterial. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. We rely extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

Item 2.	Properties

The Company does not own real properties. The Company has one lease. The Company leases approximately 1,500 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. On October 1, 2021, the Company entered into a 60-month lease for $20,976 per year for the first two years, with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option.

Item 3.	Legal Proceedings

On January 10, 2024, a lawsuit was commenced against the Company by 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), in the Circuit Court of Fairfax County, Virginia (the “Action”), seeking to recover $151,325.08 of outstanding indebtedness due under an unsecured convertible promissory note (the “1800 Diagonal Note”). As of January 10, 2024, the Company acknowledged the outstanding indebtedness under the 1800 Diagonal Note, and agreed to pay 1800 Diagonal (a) $5,000 on each of March 1, 2024, April 1, 2024, and May 1, 2024, and (b) $7,500 on June 1, 2024, and the 1st day of each successive month thereafter until the indebtedness is paid in full (anticipated to span approximately 18 months). Provided that all payments are timely made, 1800 Diagonal agreed to forbear and not (a) prosecute the Action, or (b) convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock. Any payment not timely received shall constitute a default, and upon such default 1800 Diagonal’s forbearance shall immediately be vacated and 1800 Diagonal shall be free, without restriction, to pursue the Action.

Other than as set forth above, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “NBND.” However, there is currently only a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

On April 10, 2024, the last reported closing price of our Common Stock was $0.10 per share.

Holders

As of April 12, 2024, there were 34 shareholders of record of our Common Stock.

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

Overview and Recent Developments

The Company was incorporated in the State of Delaware on December 1, 2017, under the name “Dense Forest Acquisition Corporation.” The Company was incorporated on December 1, 2017 as a Delaware corporation under the name “Dense Forest Acquisition Corporation,” Prior to the acquisition of GDHI as a subsidiary, the Company had no operations other than the administrative operations involved with the change in control. The information discussed herein below reflects the results of the Company’s subsidiary, GDHI, an operating company in the snack and gourmet food production, marketing, and distribution industry.

Recent Developments

Purchase Agreement with 1800 Diagonal

On June 6, 2023, the Company entered into a securities purchase agreement (the “1800 Purchase Agreement”) with 1800 Diagonal, pursuant to which the Company issued the 1800 Diagonal Note. The 1800 Diagonal Note has a principal balance of $117,320, and a stated maturity date of April 15, 2024. A one-time interest charge of 13%, or $15,251, was applied on the date of issuance and was immediately expensed. The 1800 Diagonal Note provides that the interest and outstanding principal shall be paid in nine payments, each in the amount of $14,730.11 (a total payback to 1800 Diagonal of $132,571), starting on July 15, 2023, with eight subsequent payments due each month thereafter.

The Company did not make payments when required under the 1800 Diagonal Note, resulting in a default and the commencement of the Action by 1800 Diagonal seeking to recover $151,325.08 of outstanding indebtedness due under the 1800 Diagonal Note. As of January 10, 2024, the Company acknowledged the outstanding indebtedness under the 1800 Diagonal Note, and agreed to pay 1800 Diagonal (a) $5,000 on each of March 1, 2024, April 1, 2024, and May 1, 2024, and (b) $7,500 on June 1, 2024, and the 1st day of each successive month thereafter until the indebtedness is paid in full (anticipated to span approximately 18 months). Provided that all payments are timely made, 1800 Diagonal agreed to forbear and not (a) prosecute the Action, or (b) convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock. Any payment not timely received shall constitute a default, and upon such default 1800 Diagonal’s forbearance shall immediately be vacated and 1800 Diagonal shall be free, without restriction, to pursue the Action.

Purchase Agreement with Cove Funding

On March 22, 2024, the Company entered into the Cove Purchase Agreement with Cove Funding, pursuant to which Cove Funding agreed to extend the Cove Loan to the Company in the amount of up to $300,000, in two tranches. On March 22, 2024, the Company issued the Cove Note to Cove Funding in the principal amount of $187,777, evidencing the First Tranche of the Cove Loan. The Company received net proceeds of $150,000 (after deducting a 5% commitment fee, a 5% diligence fee, and Cove Funding’s fees and expenses related to the transaction, including attorney’s fees). The difference between the amount of the First Tranche and $300,000 (less a 5% commitment fee, a 5% diligence fee, and Cove Funding’s fees and expenses related to the transaction, including attorney’s fees) may be funded in a second tranche (the “Second Tranche” and, together with the First Tranche, the “Principal Amount”), upon the Company’s written request, and subject to certain conditions.

The Cove Note has a stated maturity date of July 22, 2024 (as such date may be extended by the parties, the “Maturity Date”), and an interest rate of 12% per annum, which begins to accrue on the First Tranche on the Closing Date and will begin to accrue on the Second Tranche if and when such amount is funded by Cove Funding. Any Principal Amount that is not paid when due will bear interest at a rate of the lesser of (a) 24% per annum, or (b) the maximum amount permitted by law. The Cove Convertible Note may not be prepaid in whole or in part, except as otherwise set forth in the Cove Note. Pursuant to the terms of Cove Note, if the Cove Loan is not repaid on or before the Maturity Date, the Company is required to issue Cove Funding shares of its Common Stock, on a monthly basis (subject to a 4.99% beneficial ownership limitation), with a value of 16.67% of the principal amount of the Cove Loan outstanding as of each issuance date, plus a commitment fee equal to 5% of such outstanding principal amount, until the Cove Loan is repaid in full (collectively, the “Penalty Shares”). In addition, commencing on the Maturity Date, Cove Funding may (subject to a 4.99% beneficial ownership limitation) convert amounts due under the Cove Note into shares of the Company’s Common Stock (collectively, the “Conversion Shares”) at a conversion price equal to the lesser of (a) $0.07, or (b) the five-trading day closing price average immediately prior to the conversion date. The number of Conversion Shares issuable upon conversion of the Cove Note will be subject to adjustment from time-to-time in the event of any combination, extraordinary distribution, dilutive issuance, or similar event. Upon the occurrence of an event of default under the Cove Note, 125% of the amounts due under the Cove Note will become immediately due and payable. In addition, as long as the Company has any obligations outstanding under the Cove Note, the Company may not (among other things), without Cove Funding’s written consent, incur any senior or pari passu indebtedness, sell a significant amount of the Company’s assets, or issue equity securities in an amount greater than 10% of the Company’s outstanding Common Stock, subject to certain exceptions.

In order to further induce Cove Funding to make the Cove Loan to the Company, (a) the Company entered into the Cove Security Agreement with Cove Funding, pursuant to which Cove Funding was granted a first priority security interest in the Company’s assets, and (b) Paul Adler, the Company’s Chief Executive Officer, and a director of the Company, entered into the Cove Pledge Agreement with Cove Funding, pursuant to which Mr. Adler pledged the Adler Shares.

Addendum to the Engagement Agreement with Spencer Clarke

On March 22, 2024, the Company and Spencer Clarke, LLC (“Spencer Clarke”) executed an addendum to their engagement agreement for investment banking related services, dated November 14, 2022 (the “Engagement Agreement”), pursuant to which the term of the Engagement Agreement was further extended to June 21, 2024, as such term may be further extended pursuant to the terms and conditions of the Engagement Agreement.

In addition, in connection with the closing of the Cove Loan, the Company (a) paid Spencer Clarke a cash fee of $25,000 (for up to $300,000 raised in the financing), and (b) issued Spencer Clarke a Common Stock Purchase Warrant (the “Warrant”) to purchase 814,285 shares of the Company’s Common Stock (for up to $300,000 raised in the financing) (the “Warrant Shares”). The Warrant is exercisable for a term of five years from the date of issuance. The Warrant has an exercise price of $0.07 per share, subject to adjustment. The Warrant may be exercised for cash, or on a cashless basis. Spencer Clarke may not exercise the Warrant with respect to any number of shares that would cause it to beneficially own in excess of 9.99% of the Company’s number of issued and outstanding shares of Common Stock, waivable upon 61 days’ prior notice to the Company. The exercise price of the Warrant is subject to adjustment for subdivision or consolidation of the Company’s shares, or other dilutive issuances. Spencer Clarke has piggyback registration rights with respect to the Warrant Shares.

Loans from an Officer

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9. 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. The due date of this loan has been extended to July 9, 2024. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date.

As of April 8, 2024, Mr. Adler had advanced an additional $54,728.99 to the Company, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, are due and payable on July 9. 2024, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date.

Discussion of the Years Ended 2023 and 2022

Revenues and Cost of Sales

Sales for the year ended December 31, 2023, were $644,535, compared to sales of $1,643,138 for the year ended December 31, 2022, a decrease of $998,603, or 60.8%.

We incurred a significant loss of revenue in 2023 compared to 2022 due to the supply, shipping and logistic issues, transitioning from a public warehouse to our own warehousing facility, and the significant loss of revenue on a product with eight SKUs that was produced in Russia that is no longer available to us. Without having an adequate amount of inventory on hand to fulfill existing and future orders, and our lack of sufficient liquidity, our ability to conduct future business with our customers is impaired

Historically, the Company has relied on a small number of customers to generate a large portion of its revenue. In 2023, five customers accounted for approximately 99% of the Company’s revenues. In 2022, five customers accounted for approximately 92.3% of the Company’s revenues. Loss of any one of these customers would have a material adverse impact on the Company’s profitability and liquidity.

For the year ended December 31, 2023, gross profit was $164,690, or 25.6% of revenue, compared to gross profit of $407,610, or 24.8 % of revenue, for the year ended December 31, 2022. The decrease in gross profit was attributable to lower sales volumes.

Operating expenses

Operating expenses for the year ended December 31, 2023, were $1,079,985, compared to $1,474,405 for the year ended December 31, 2022. Operating expenses consisted of payroll and taxes, legal and professional fees, rent and selling, general and administrative expenses. Operating expenses included $164,500 and $227,361 in non-cash stock- based compensation for years ended December 31, 2023 and 2022, respectively. Excluding this stock-based compensation in both periods, operating expenses were $915,485 and $1,247,044, for periods ended December 31, 2023 and 2022, respectively. Excluding stock-based compensation in both periods the decrease in operating expenses in 2023 compared to 2022 is attributable to lower expenses in all categories due to lower volume and a significant decrease of $252,297 in officer compensation and other payroll expense.

Other income and (expense)

Other expense is comprised solely of interest expense. Other expense was $406,046 for the year ended December 31, 2023, compared to $19,867 in other expense during the year ended December 31, 2022, as a result of higher levels of borrowings due to the loss of liquidity from operating activities.

Net loss

As a result of the foregoing, we recorded a net loss of $1,321,341 or $(0.08) per share for year ended December 31, 2023, compared to a loss of $1,086,662 or $(0.07) per share for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $1,013, as compared to $54,185 as of December 31, 2022. Net cash used in operating activities for the year ended December 31, 2023, was $430,093, compared to $436,645 for the year ended December 31, 2022.

Cash flows used in investing activities was $-0- for the year ended December 31, 2023, compared to $50,000 used to purchase intangible assets in 2022.

Cash flows from financing activities was $376,921 for the year ended December 31, 2023, compared to $228,257 during the year ended December 31, 2022. The increase is primarily attributable to $178,729 provided by notes payable extended by the Company’s CEO.

Since our inception through December 31, 2023, we have funded our operations, principally with the issuance of equity and debt.

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9. 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. The due date of this loan has been extended to July 9, 2024. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. As of April 8, 2024, Mr. Adler had advanced an additional $54,728 to the Company on the same terms.

On June 6, 2023, in connection with entering into the 1800 Purchase Agreement with 1800 Diagonal, and the issuance of the Note to 1800 Diagonal, the Company received the net proceeds of $100,000. The Company used the net proceeds for working capital and general corporate purposes.

On March 22, 2024, in connection with entering into the Cove Purchase Agreement with Cove Funding, and the issuance of the Cove Note to Cove Funding, the Company received net proceeds of $150,000 from the Cove Loan. The Company plans to use the net proceeds for working capital and general corporate purposes.

Seasonality

The Company’s business is not subject to seasonality.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

There is substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. For the period ended December 31, 2023, the Company had a net loss of $1,321,341 and had a stockholder’s deficit of $1,867,795.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. If the Company is in fact unable to continue as a going concern, the shareholders may lose some or all of their investment in the Company.

Item 7A	Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company, we are not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The information for this Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.	Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized, and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. Management has determined that disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company are as follows:

Name	Age	Position	Director/Executive Officer Since

Paul Adler	47	President, Chief Financial Officer, Secretary, Treasurer, Director	June 13, 2018

James Curtis Donegan	66	Director	February 24, 2021

Michael Cascione(1)	64	Director	February 24, 2021

Sandra G. Williams	78	Director	February 24, 2021

David Natan	70	Director	February 24, 2021

(1)	On April 8, 2024, Michael Cascione resigned as a member of the Company’s Board of Directors.

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s operating subsidiary, GDHI, has a separate board of directors from the Company which consists of:

Name	Position

Paul Adler	President, Secretary, CFO, Director

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

David Natan currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. and serves as a member of the Board of Directors and Chair of the Audit Committee of the Board of Directors of Sunshine Biopharma, Inc. (Nasdaq: “SBFM”) a pharmaceutical and nutritional supplement company, since February 2022. On August 15, 2022 Mr. Natan became an independent Director of Titan Pharmaceuticals, Inc. (Nasdaq: “TTNP”) where he serves as Chair of the Audit Committee.. Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the directors, officers and employees of the Company. We have filed a copy of our Code as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2023. Our Code may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code will be provided without charge upon request from us.

Item 11.	Executive Compensation

Summary Compensation

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Paul Adler
CEO,	2023	183,826						183,286	(1)
President	2022	394,000						394,000

(1)	$32,288 of this amount has been deferred and is unpaid as of April 10, 2024

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this Report.

There were no outstanding equity awards made to any officers or directors as of December 31, 2023.

Employment Agreements, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into any employment agreements with any officers or key personnel. The Company does not have any change-in-control agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table lists, as of April 10, 2024, the number of shares of Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. The Company does not have any compensation plans. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each shareholder’s address is c/o NetBrands Corp. 4042 Austin Boulevard, Suite B, Island Park, New York 11558.

The percentages below are calculated based on 17,360,756 shares of Common Stock issued and outstanding as of April 12, 2024.

Name and Position	Shares Owned		Percent of Class

Paul Adler President, CFO, Director	11,568,843	(1)	66.6	%(1)
James Curtis Donegan, Director	125,000		*
Sandra G. Williams, Director	100,000		*
David Natan, Director	550,000		3.2%

All Officers and Directors as a Group (5 person)	12,343,843		71.1%

*	Less than 1%

(1)	Includes 650,000 shares held by Mr. Adler’s spouse. Mr. Adler has pledged 11,568,843 of these shares to further secure the Company’s obligations under the Cove Note.

The following table sets forth as of the date of this Annual Report, each person known by the Company to be an officer or director of the Company or a beneficial owner of five percent or more of the Company’s Series A Super Voting Preferred Stock.

Name and Position	Shares Owned		Percent of Class

Paul Adler, President, CEO and Director	1,000	(1)	100%

Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Accordingly, Mr. Adler has an additional 100,000,000 votes in addition to his 11,568,843 shares of Common Stock and together has an aggregate of 111,568,643 voting share equivalents equaling more than 95.1% of the voting power of our stock.

(1)	Mr. Adler has pledged these shares to further secure the Company’s obligations under the Cove Note.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

During the years ended December 31, 2023 and 2022, the Company paid an annual salary to Paul Adler, the Company’s Chief Financial Officer and President, in the amount of $183,826 (of which $32,288 was deferred and is unpaid) and $394,000, respectively, for the services provided to the Company by Mr. Adler.

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9, 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. The due date of this loan has been further extended to July 9, 2024. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date.

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

	December 31, 2023	December 31, 2022
Audit-Related Fees	$71,500	49,500

The Company does not currently have an audit committee serving and as a result, its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

EXHIBITS:

2.1	Asset Purchase Agreement, dated August 31, 2022, by and between the Company and InPlay Capital Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on form 8-K filed with the Securities and Exchange Commission on September 6, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on January 19, 2018)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on January 19, 2018)

3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed 1-19-2018)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019)

3.5	Certificate of Designations, Preferences, and Rights of Series A Super Voting Preferred Stock, dated February 24, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2020)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April

4.2	Promissory Note, dated June 6, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2023)

4.3	Promissory Note, dated March 22, 2024, issued to Cove Funding LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

4.4	Common Stock Purchase Warrant, dated March 22, 2024, issued to Spencer Clarke, LLC(incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2024)

10.1	Agreement and Plan of Reorganization by and among the Company, Global Diversified Holdings, Inc., and the sole shareholder of Global Diversified Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission dated December 3, 2018)

10.2	Securities Purchase Agreement, dated June 6, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2023)

10.3	Securities Purchase Agreement, dated March 22, 2024, by and between the Company and Cove Funding LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.4	Security Agreement, dated March 22, 2024, by and between the Company and Cove Funding LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.5	Pledge Agreement, dated March 22, 2024, by and between Paul Adler and Cove Funding LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.6	Engagement Agreement, dated November 14, 2022, between Global Diversified Marketing Inc. and Spencer Clarke, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022)

10.7	Addendum to Engagement Agreement, dated March 22, 2024 by and between the Company and Spencer Clarke (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

21.1	Subsidiaries of the Registrant (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 1, 2021 filed with the Securities and Exchange Commission on March 14, 2022)

31.1*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16.	FORM 10–K SUMMARY

None.

NETBRADS CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NetBrands Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetBrands Corp. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2017

Lakewood, CO

April 12, 2024

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$1,013	$54,185
Accounts receivable	5,353	63,904
Prepaid expenses	-	51,500
Inventory	6,114	237,523
Other assets	999	999
Total current assets	13,479	408,111
Property and equipment, net	-	277
Operating lease right of use assets	-	570,446
Other assets	1,600	1,600
Total assets	$15,079	$980,434

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$710,824	325,374
Current portion of operating lease payable	-	112,666
Notes payable -related party	178,729	-
Loans payable	493,321	271,096
Total current liabilities	1,382,874	709,135
Government loans payable	500,000	524,033
Lease liabilities	-	458,218
Total liabilities	1,882,874	1,691,386

Commitments and contingencies

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,610,756 and 15,635,756 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,661	1,564
Additional paid-in capital	28,080,311	27,915,909
Accumulated deficit	(29,951,662)	(28,630,321)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(1,867,795)	(710,953)
Total liabilities and (deficit)	$15,079	$980,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Sales, net	$644,535	$1,643,138
Cost of goods sold	479,845	1,235,528
Gross margin	164,690	407,610
Operating expenses:
Payroll and taxes	438,684	690,981
Legal and professional fees	216,192	282,494
Rent	177,327	135,331
Selling, general and administrative and expenses	247,782	315,599
Impairment of intangible assets	-	50,000
Total operating expenses	1,079,985	1,474,405
Loss from operations	(915,295)	(1,066,794)
Other (expense)
Interest expense	(406,046)	(19,867)
Total other (expense)	(406,046)	(19,867)
Loss before income taxes	(1,321,341)	(1,086,662)
Provision for income taxes (benefit)	-	-
Net loss	(1,321,341)	$(1,086,662)

Basic and diluted (loss) per common share	$(0.08)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	16,100,893	15,104,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Deficit
Balance, December 31, 2021	1,000	$-	14,473,256	$1,447	$27,688,665	$(27,543,659)	$1,895	$148,349

Common stock issued for services			1,162,500	117	227,244			227,361

Net loss						(1,086,662)		(1,086,662)

Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Deficit
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Common stock issued for services			975,000	98	164,403			164,500

Net loss						(1,321,341)		(1,321,341)

Balance, December 31, 2023	1,000	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities
Net (loss)	$(1,321,341)	$(1,086,662)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	277	556
Stock based compensation	164,500	227,361
Impairment of intangible assets	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	58,551	110,675
Prepaid expenses	51,500	484
Right of use assets-net	(438)	438
Inventory	231,409	426,814
Accounts payable and accrued expenses	385,449	(166,310)
Net cash (used in) operating activities	(430,093)	(436,645)

Cash flows from investing activities:
Purchase of intangible assets	-	(50,000)
Net cash (used in) investing activities	-	(50,000)

Cash flows from financing activities
Notes payable related parties	178,729	-
Increase in loans payable, net	222,225	233,289
Payments on government loans	(24,033)	(5,032)
Net cash provided by (used in) financing activities	376,921	228,257

Net increase (decrease) in cash and cash equivalents	(53,172)	(258,388)
Cash and cash equivalents at beginning of the year	54,185	312,574
Cash and cash equivalents at end of the year	$1,013	$54,185

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETBRANDS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Diversified Holdings, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable from customers, accounts payable, and loans payable. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2023 and December 31,2022 stock-based compensation was $164,500. and $227,361, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On December 31, 2023 and 2022, the Company had $1,013 and $54,185 of cash and cash equivalents.

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

Bad debt expense for the years ended December 31, 2023, and 2022 was $-0- and $-0-, respectively; the allowance for doubtful accounts on December 31, 2023, and 2022 was $0.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on December 31, 2023 and December 30, 2022, and determined that no write-down was required.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $94,124 and $48,926 during the years ended December 31, 2023, and 2022, respectively.

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

As of December 31, 2023 we had $0 in right of use assets, $0 in short term operating lease payables and $0 in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2023, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of December 31, 2023, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of December 31, 2023, the Company had cash and cash equivalents of $1,013, negative working capital of $1,369,395, and had an accumulated deficit of $29,951,662. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 16,610,756 and 15,635,756 shares of common stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

2023 Common Stock Issuances for Services

During the year ended December 31, 2023, the Company issued 975,000 shares for services valued at $164,450, or $0.17 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

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

The 310,715 warrants outstanding as of December 31, 2023 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of December 31, 2023, these warrants had an intrinsic value of approximately $22,500.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has one lease. The Company leases approximately 1,500 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York on a month to month basis. On October 1, 2021, the Company entered into a 60-month lease for $20,976 per year for the first two years, with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option. Management believes that its present office facilities are adequate for its corporate needs.

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on December 31, 2023 and December 31, 2022. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. Except for Loan Builder, all of these notes were in default as of April 1, 2024.

Fundbox (c)	$66,960	$50,964
Diagonal Lending (e)	100,841	-
Other	22,091	-
Can Capital (d)	144,437	-
Credit Line – Loan Builder(b)	55,200	144,746
Credit Line – Webster Bank(a)	103,792	75,656
Total loans payable	$493,321	$271,096

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67%
(e)	On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees, which were immediately expensed. The Company intends to use the net proceeds for working capital and general corporate purposes.

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

Government loans payable

As of December 31, 2023 and December 31, 2022, the Company had $500,000 and $524,033, respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers. These customers accounted for 100% and 91% of revenues for the nine months ended September 30, 2023, and 2022, respectively.

	2023	,2022
Customer A	27%	33%
Customer B	24%	25%
Customer C	24%	13%
Customer D	16%	13%
Customer E	8%	9%
Total	99%	93%

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2023, to the date these condensed consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these condensed consolidated financial statements except as follows:

Purchase Agreement with Cove Funding

On March 22, 2024, the Company entered into the Cove Purchase Agreement with Cove Funding, pursuant to which Cove Funding agreed to extend the Cove Loan to the Company in the amount of up to $300,000, in two tranches. On March 22, 2024, the Company issued the Cove Note to Cove Funding in the principal amount of $187,777, evidencing the First Tranche of the Cove Loan. The Company received net proceeds of $150,000 (after deducting a 5% commitment fee, a 5% diligence fee, and Cove Funding’s fees and expenses related to the transaction, including attorney’s fees). The difference between the amount of the First Tranche and $300,000 (less a 5% commitment fee, a 5% diligence fee, and Cove Funding’s fees and expenses related to the transaction, including attorney’s fees) may be funded in a second tranche (the “Second Tranche” and, together with the First Tranche, the “Principal Amount”), upon the Company’s written request, and subject to certain conditions.

The Cove Note has a stated maturity date of July 22, 2024 (as such date may be extended by the parties, the “Maturity Date”), and an interest rate of 12% per annum, which begins to accrue on the First Tranche on the Closing Date and will begin to accrue on the Second Tranche if and when such amount is funded by Cove Funding. Any Principal Amount that is not paid when due will bear interest at a rate of the lesser of (a) 24% per annum, or (b) the maximum amount permitted by law. The Cove Convertible Note may not be prepaid in whole or in part, except as otherwise set forth in the Cove Note. Pursuant to the terms of Cove Note, if the Cove Loan is not repaid on or before the Maturity Date, the Company is required to issue Cove Funding shares of its Common Stock, on a monthly basis (subject to a 4.99% beneficial ownership limitation), with a value of 16.67% of the principal amount of the Cove Loan outstanding as of each issuance date, plus a commitment fee equal to 5% of such outstanding principal amount, until the Cove Loan is repaid in full (collectively, the “Penalty Shares”). In addition, commencing on the Maturity Date, Cove Funding may (subject to a 4.99% beneficial ownership limitation) convert amounts due under the Cove Note into shares of the Company’s Common Stock (collectively, the “Conversion Shares”) at a conversion price equal to the lesser of (a) $0.07, or (b) the five-trading day closing price average immediately prior to the conversion date. The number of Conversion Shares issuable upon conversion of the Cove Note will be subject to adjustment from time-to-time in the event of any combination, extraordinary distribution, dilutive issuance, or similar event. Upon the occurrence of an event of default under the Cove Note, 125% of the amounts due under the Cove Note will become immediately due and payable. In addition, as long as the Company has any obligations outstanding under the Cove Note, the Company may not (among other things), without Cove Funding’s written consent, incur any senior or pari passu indebtedness, sell a significant amount of the Company’s assets, or issue equity securities in an amount greater than 10% of the Company’s outstanding Common Stock, subject to certain exceptions.

In order to further induce Cove Funding to make the Cove Loan to the Company, (a) the Company entered into the Cove Security Agreement with Cove Funding, pursuant to which Cove Funding was granted a first priority security interest in the Company’s assets, and (b) Paul Adler, the Company’s Chief Executive Officer, and a director of the Company, entered into the Cove Pledge Agreement with Cove Funding, pursuant to which Mr. Adler pledged the Adler Shares.

Addendum to the Engagement Agreement with Spencer Clarke

On March 22, 2024, the Company and Spencer Clarke, LLC (“Spencer Clarke”) executed an addendum to their engagement agreement for investment banking related services, dated November 14, 2022 (the “Engagement Agreement”), pursuant to which the term of the Engagement Agreement was further extended to June 21, 2024, as such term may be further extended pursuant to the terms and conditions of the Engagement Agreement.

In addition, in connection with the closing of the Cove Loan, the Company (a) paid Spencer Clarke a cash fee of $25,000 (for up to $300,000 raised in the financing), and (b) issued Spencer Clarke a Common Stock Purchase Warrant (the “Warrant”) to purchase 814,285 shares of the Company’s Common Stock (for up to $300,000 raised in the financing) (the “Warrant Shares”). The Warrant is exercisable for a term of five years from the date of issuance. The Warrant has an exercise price of $0.07 per share, subject to adjustment. The Warrant may be exercised for cash, or on a cashless basis. Spencer Clarke may not exercise the Warrant with respect to any number of shares that would cause it to beneficially own in excess of 9.99% of the Company’s number of issued and outstanding shares of Common Stock, waivable upon 61 days’ prior notice to the Company. The exercise price of the Warrant is subject to adjustment for subdivision or consolidation of the Company’s shares, or other dilutive issuances. Spencer Clarke has piggyback registration rights with respect to the Warrant Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBRANDS CORP.

Dated:	April 15, 2024	By:	/s/ Paul Adler
Paul Adler
President (principal executive officer)

Dated:	April 15, 2024	By:	/s/ Paul Adler
Paul Adler
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Adler	President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2024
Paul Adler

/s/ James Curtis Donegan	Director	April 15, 2024
James Curtis Donegan

/s/ Sandra G. Williams	Director	April 15, 2024
Sandra G. Williams

/s/ David Natan	Director	April 15, 2024
David Natan

28