Form 10-Q
period 2024-03-31
NetBrands Corp.
filed 2024-05-20
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐ No ☒

As of May 20, 2024, the registrant had 20,071,502 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

The following unaudited interim condensed consolidated financial statements of NetBrands Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the SEC on April 15, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

NETBRANDS CORP.

Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2024

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$41,990	$1,013
Accounts receivable	5,174	5,353
Inventory	-	6,114
Other assets	999	999
Total current assets	48,163	13,479
Other assets-security deposit	1,600	1,600
Total assets	$49,763	$15,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	783,955	710,824
Convertible Notes	187,777	-
Notes payable -related party	183,473	178,729
Loans payable	485,246	493,321
Total current liabilities	1,640,451	1,382,874
Government loans payable	500,000	500,000
Total liabilities	2,140,451	1,882,874

Commitments and contingencies
	-	-
Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,227,058 and 16,610,756 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,823	1,661
Additional paid-in capital	28,296,815	28,080,311
Accumulated deficit	(30,391,221)	(29,951,662)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,090,688)	(1,867,795)
Total liabilities and (deficit)	$49,763	$15,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Sales, net	$-	$317,684
Cost of goods sold	-	209,760
Gross margin	-	107,924
Operating expenses:
Payroll and taxes	64,345	165,080
Legal and professional fees	109,259	56,814
Rent		44,457
Selling, general and administrative and expenses	37,439	106,351
Total operating expenses	211,042	372,702
Income (loss) from operations	(211,042)	(264,778)
Other (expense)
Interest expense	(228,516)	(27,241)
Total other (expense)	(228,516)	(27,241)
Loss before income taxes	(439,559)	(292,020)
Provision for income taxes (benefit)	-	-
Net loss	(439,559)	$(292,020)

Basic and diluted (loss) per common share	$(0.03)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	17,418,907	15,635,756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Deficit
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Net loss						(292,020)		(292,020)

Balance, March 31, 2023	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,922,340)	$1,895	$(1,002,974)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2023	1,000	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services			750,000	75	56,175			56,250

Common stock issued for financing fees			866,302	87	83,078			83,165

Issuance of warrants for financing costs					77,251			77,251

Net loss						(439,559)		(439,559)

Balance, March 31, 2024	1,000	$-	18,227,058	$1,823	$28,296,816	$(30,391,221)	$1,895	$(2,090,688)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities
Net (loss)	$(439,559)	$(292,020)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	277
Stock based compensation	56,250	-
Warrants issued for financing costs	77,251	-
Common stock issued for financing fees	83,165	-
Changes in operating assets and liabilities:
Accounts receivable	179	(101,508)
Right of use assets-net	-	24,179
Operating lease payable	-	(21,544)
Inventory	6,114	41,526
Accounts payable and accrued expenses	73,131	146,130
Net cash (used in) operating activities	(143,469)	(202,960)

Cash flows from financing activities
Notes payable related parties	4,744	-
Proceeds from convertible notes	187,777	-
Proceeds from notes	-	156,996
Payments on loans payable	(8,075)	-
Net cash provided by financing activities	184,446	156,996

Net increase (decrease) in cash and cash equivalents	40,977	(45,964)
Cash and cash equivalents at beginning of the year	1,013	54,185
Cash and cash equivalents at end of the year	$41,990	$8,221

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Condensed Financial Statements for the Periods

Ended March 31, 2024 and 2023

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, inventories, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the three months ended March 31, 2024 and March 31,2023 stock-based compensation was $56,250 and $-0- respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2024 and December 31, 2023 the Company had $41,990 and $1,013 of cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow. Bad debt expense for the three months ended March 31, 2024, and March 31, 2023 was $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on March 31, 2024 and December 31, 2023, and determined that no write-down was required.

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

As of March 31, 2024 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of March 31, 2024, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of March 31, 2024, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of March 31, 2024, the Company had cash and cash equivalents of $41,990, negative working capital of $1,592,288, and had an accumulated deficit of $30,391,221. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 18,227,058 and 16,610,756 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

2024 Common Stock Issuances for Services

During the three months ended March 31, 2024 the Company issued 750,000 shares for services. These shares were valued at $56,250. Additionally, the Company issued 866,302 shares for financing costs valued at $83,165.

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

The 310,715 warrants outstanding as of March 31, 2024 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of March 31, 2024, these warrants had an intrinsic value of approximately $29,500.

On March 22, 2024, the Company and Spencer Clarke executed an addendum to the Engagement Agreement (the “Addendum”), pursuant to which the term of the Engagement Agreement was further extended to June 21, 2024, as such term may be further extended pursuant to the terms and conditions of the Engagement Agreement.

In addition, in connection with the closing of the Cove Loan described above, the Company (a) paid Spencer Clarke a cash fee of $25,000 (for up to $300,000 raised in the financing), and (b) issued Spencer Clarke a Common Stock Purchase Warrant (the “Warrant”) to purchase 814,285 shares of the Company’s Common Stock (for up to $300,000 raised in the financing) (the “Warrant Shares”).

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

As of March 31, 2024 these warrants had an intrinsic value of approximately $77,300.

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

On April 8, 2024, Mr. Adler had advanced an additional $54,729 to the Company, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, are due and payable on July 9. 2024, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. As of March 31, 2024 the Company owed $183,473 to Mr. Adler.

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on March 31, 2024 and December 31, 2023. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of May 15, 2024. Not all in default.

Fundbox (c)	$66,960	$66,960
Diagonal Lending (e)	100,841	100,841
Other	14,016	22,091
Can Capital (d)	144,437	144,437
Credit Line – Loan Builder(b) Current	55,200	55,200
Credit Line – Webster Bank(a)	103,792	103,792
Total loans payable	$485,246	$493,321

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.
(e)	On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees, which were immediately expensed. The Company intends to use the net proceeds for working capital and general corporate purposes.

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

Government loans payable

As of March 31, 2024 and December 31, 2022, the Company had $500,000 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers.

	Three months ended March 31, 2024 (1)	Full year 2023
Customer A	n/a	27%
Customer B	-	24%
Customer C	-	24%
Customer D	-	16%
Customer E	-	8%
Total	n/a	99%

(1)	There are no concentrations for the three months ended March 31, 2024 since the Company did not record any revenues.
(2)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024, to the date these condensed consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these condensed consolidated financial statements except as follows:

The Company issued 450,000 shares to its Board of Directors and 1,394,444 shares to service providers.

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

The audited condensed financial statements for our fiscal year ended December 31, 2023, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited condensed financial statements. All such adjustments are of a normal recurring nature.

References in this section to “NetBrands,” “we,” “us,” “our,” “the Company” and “our Company” refer to NetBrands Corp. and its consolidated subsidiary, Global Diversified Holdings, Inc.

Overview

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

The Company was incorporated on December 1, 2017, as a Delaware corporation under the name “Dense Forest Acquisition Corporation.” On June 13, 2018, in anticipation of its acquisition of Global Diversified Holdings, Inc. (“GDHI”), a private New York snack and gourmet food company, the Company changed its to “Global Diversified Marketing Group Inc.” Prior to consummation of this acquisition, the Company had no business and no operations. On November 26, 2018, the Company acquired the operations and business plan of GDHI, to develop and market healthy snack foods, and it became our wholly owned operating subsidiary.

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

On March 29, 2023, the Company filed an Amendment to its Certificate of Incorporation effecting the change of the Company’s name to NetBrands Corp., a name that reflected the planned expansion of the Company’s digital business.

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

Recent Developments

Purchase Agreement with 1800 Diagonal

On June 6, 2023, the Company entered into a securities purchase agreement (the “1800 Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued 1800 Diagonal an unsecured convertible promissory note (the “1800 Diagonal Note”). The 1800 Diagonal Note had a principal balance of $117,320, and a stated maturity date of April 15, 2024. A one-time interest charge of 13%, or $15,251, was applied on the date of issuance and was immediately expensed. The 1800 Diagonal Note provided that the interest and outstanding principal shall be paid in nine payments, each in the amount of $14,730.11 (a total payback to 1800 Diagonal of $132,571), starting on July 15, 2023, with eight subsequent payments due each month thereafter.

The Company did not make payments when required under the 1800 Diagonal Note, resulting in a default and the commencement of a lawsuit against the Company by 1800 Diagonal Lending in the Circuit Court of Fairfax County, Virginia (the “Action”) seeking to recover $151,325.08 of outstanding indebtedness due under the 1800 Diagonal Note. As of January 10, 2024, the Company acknowledged the outstanding indebtedness under the 1800 Diagonal Note, and agreed to pay 1800 Diagonal (a) $5,000 on each of March 1, 2024, April 1, 2024, and May 1, 2024, and (b) $7,500 on June 1, 2024, and the 1st day of each successive month thereafter until the indebtedness is paid in full (anticipated to span approximately 18 months). Provided that all payments are timely made, 1800 Diagonal agreed to forbear and not (a) prosecute the Action, or (b) convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock. Any payment not timely received shall constitute a default, and upon such default 1800 Diagonal’s forbearance shall immediately be vacated and 1800 Diagonal shall be free, without restriction, to pursue the Action.

Purchase Agreement with Cove Funding

On March 22, 2024, the Company entered into a securities purchase agreement (the “Cove Purchase Agreement”) with Cove Funding LP, a Delaware limited partnership (“Cove Funding”), pursuant to which Cove Funding agreed to loan the Company up to $300,000, in two tranches (the “Cove Loan”), and the Company issued Cove Funding a 12% senior secured convertible promissory note (the “Cove Note”), evidencing the first tranche of the Cove Loan (the “First Tranche”). The Company received net proceeds of $150,000 (after deducting a 5% commitment fee, a 5% diligence fee, and Cove Funding’s fees and expenses related to the transaction, including attorney’s fees). The difference between the amount of the First Tranche and $300,000 (less a 5% commitment fee, a 5% diligence fee, and Cove Funding’s fees and expenses related to the transaction, including attorney’s fees) may be funded in a second tranche (the “Second Tranche” and, together with the First Tranche, the “Principal Amount”), upon the Company’s written request, and subject to certain conditions.

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

In order to further induce Cove Funding to make the Cove Loan to the Company, (a) the Company entered into a security agreement with Cove Funding (the “Cove Security Agreement”), pursuant to which Cove Funding was granted a first priority security interest in the Company’s assets, and (b) Paul Adler, the Company’s President, and a director of the Company, entered into a pledge agreement with Cove Funding (the “Cove Pledge Agreement”), pursuant to which Mr. Adler pledged 1,000 shares of the Company’s Class A Super Voting Preferred Stock and 11,568,843 shares of the Company’s common stock that he owns (collectively, the “Adler Shares”). As a result, if the Company defaults on its obligations under the Cove Note, Cove Funding could foreclose on their security interests and liquidate or take possession of some or all of the assets of the Company and/or the Adler Shares, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

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

On April 8, 2024, Mr. Adler had advanced an additional $54,728.99 to the Company, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, are due and payable on July 9. 2024, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date,

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenues and Cost of Sales

Sales for the three months ended March 31, 2024, were $-0- compared to sales of $317,684 for the three months ended March 31, 2024 .

During 2023 we incurred a significant loss of revenue due to the supply, shipping and logistic issues, transitioning from a public warehouse to our own warehousing facility, and the significant loss of revenue on a product with eight SKUs that was produced in Russia that is no longer available to us. Without having an adequate amount of inventory on hand to fulfill existing and future orders, and our lack of sufficient liquidity, our ability to conduct future business with our customers is materially impaired. We are currently seeking new lines of business, new sources of liquidity and an acquisition target. If we are unsuccessful in our efforts it will have a material adverse impact on our Company and our ability to remain a going concern.

Operating expenses

Operating expenses for the three months ended March 31, 2024 were $211,042 compared to $372,702 during the same three months ended March 31, 2023. The material reduction in expenses is attributable to our lack of sales during the three months ended March 31, 2024

Other income and (expense)

Other expense is comprised solely of interest expense and finance charges related to our fundings. Other expense was $228,516 for the three months ended December 31, 2023, compared to $27,241 in other expense during the three months ended March 31, 2023, as a result of higher levels of borrowings due to the loss of liquidity from operating activities.

Net loss

As a result of the foregoing, we recorded a net loss of $439,559 or $(0.03) per share for the three months ended March 31, 2024, compared to a loss of $292,020 or $(0.02) per share for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $41,990 in cash, compared to $1,013 in cash as of March 31, 2024.

Net cash used in operating activities decreased to $143,469 in the three months ended March 31, 2024, compared to $202,960 in the three months ended March 31, 2023. The decrease in cash used in operating is primarily due to changes in balance sheet accounts.

Net cash provided by financing activities was $184,446 during the three months ended March 31, 2024, compared to $156,996 of net cash used in the three months ended March 31, 2023. The increase in net cash provided in the three-month period ended March 31, 2024, as compared to the same period in 2023, is primarily due to higher proceed from notes.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and factoring.

On March 22, 2024, the Company received net proceeds of $150,000 from the Cove Loan. The Company plans to use the net proceeds for working capital should we put of M&A purposes? and general corporate purposes.

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9, 2024, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. As of April 8, 2024, Mr. Adler had advanced an additional $54,728 to the Company on the same terms.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of March 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2024, our disclosure controls and procedures were determined to be effective.

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

During the three months ended March 31, 2024 the Company issued 750,000 shares for services. These shares were valued at $56,250. Additionally, the Company issued 866,302 shares for financing costs valued at $83,165.

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

NETBRANDS CORP

Date: May 20, 2024	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

