Form 10-Q
period 2024-06-30
NetBrands Corp.
filed 2024-08-14
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐ No ☒

As of August 14, 2024 the registrant had 20,071,502 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

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

3

NETBRANDS CORP.

Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30,, 2024

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$821	$1,013
Accounts receivable	5,174	5,353
Inventory	-	6,114
Other assets	999	999
Total current assets	6,994	13,479
Other assets-security deposit	1,600	1,600
Total assets	$8,594	$15,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	904,775	710,824
Convertible Notes	187,777	-
Notes payable -related party	186,007	178,729
Loans payable	485,246	493,321
Total current liabilities	1,763,805	1,382,874
Government loans payable	500,000	500,000
Total liabilities	2,263,805	1,882,874

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,071,502 and 16,610,756 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,007	1,661
Additional paid-in capital	28,665,520	28,080,311
Accumulated deficit	(30,924,634)	(29,951,662)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,255,212)	(1,867,795)
Total liabilities and (deficit)	$8,594	$15,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Sales, net	$-	$194,383	$-	512,066
Cost of goods sold		134,395		344,155
Gross margin	-	59,987	-	167,911
Operating expenses:
Payroll and taxes	56,689	238,285	121,034	403,365
Legal and professional fees	477,076	71,829	586,334	128,643
Rent		45,435		89,892
Selling, general and administrative and expenses	14,996	53,871	32,503	161,979
Total operating expenses	548,761	409,420	739,871	783,879
Income (loss) from operations	(548,761)	(349,433)	(739,871)	(615,969)
Other (expense)
Interest expense	(4,584)	(76,374)	(233,100)	(103,615)
Total other (expense)	(4,584)	(76,374)	(233,100)	(103,615)
Income (loss) before income taxes	(553,345)	(425,808)	(972,972)	(719,584)
Provision for income taxes (benefit)			-
Net loss	$(553,345)	$(425,807)	(972,971)	$(719,584)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	20,071,502	16,008,009	19,159,414	15,822,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Net loss						(292,020)		(292,020)

Balance, March 31, 2023	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,922,340)	$1,895	$(1,002,974)

Common stock issued for service			475,000	48	103,453			103,500

Net loss						(425,807)		(425,807)

Balance, June 30, 2023	1,000	$-	16,110,756	$1,612	$28,019,361	$(29,348,147)	$1,895	$(1,325,280)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2023	1,000	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services			750,000	75	56,175			56,250

Common stock issued for financing fees			866,302	87	83,078			83,165

Issuance of warrants for financing costs					77,251			77,251

Net loss						(439,559)		(439,559)

Balance, March 31, 2024	1,000	$-	18,227,058	$1,823	$28,296,816	$(30,391,221)	$1,895	$(2,090,688)

Stock based compensation for services			1,844,444	184	368,704			368,889

Net loss						(533,412)		(533,412)

Balance, June 30, 2024	1,000	$-	20,071,502	$2,007	$28,665,520	$(30,924,633)	$1,895	$(2,255,212)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30	June 30
	2024	2023
Cash flows from operating activities
Net (loss)	$(972,971)	$(719,584)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	277
Stock based compensation	425,139	103,500
Warrants issued for financing costs	77,251
Common stock issued for financing fees	83,165
Impairment of intangible assets	-
Changes in operating assets and liabilities:
Accounts receivable	179	16,796
Prepaid expenses	-	50,759
Right of use assets-net		-
Operating lease payable		(43,774)
Other assets		(2,818)
Inventory	6,114	128,141
Accounts payable and accrued expenses	193,951	100,364
Net cash provided by (used in) operating activities	(187,172)	(366,339)

Cash flows from investing activities:
Purchase of intangible assets	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Notes payable related parties	7,278	124,000
Proceeds from convertible notes	187,777
Proceeds from loans payable		217,838
Payments on loans payable	(8,075)	(24,033)
Net cash provided by (used in) financing activities	186,980	317,805

Net increase (decrease) in cash and cash equivalents	(191)	(48,534)
Cash and cash equivalents at beginning of the year	1,013	54,185
Cash and cash equivalents at end of the year	$821	$5,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Condensed Financial Statements for the Periods

Ended June 30, 2024 and 2023

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the six months ended June 30, 2024 and June 30,2023 stock-based compensation was $425,139 and $103,500 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2024 and December 31, 2023 the Company had $821 and $1,013 of cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow. Bad debt expense for the six months ended June 30, 2024, and June 30, 2023 was $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on June 30, 2024 and December 31, 2023, and determined that no write-down was required.

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

As of June 30, 2024 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of June 30, 2024, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of June 30, 2024, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of June 30, 2024, the Company had cash and cash equivalents of $821, negative working capital of $1,756,811, and had an accumulated deficit of $30,924,634. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 20,071,502 and 16,610,756 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

2024 Common Stock Issuances for Services

During the six months ended June 30, 2024 the Company issued 2,594,444 shares for services. These shares were valued at $425,139. Additionally, the Company issued 866,302 shares for financing costs valued at $83,165.

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

As of June 30, 2024 these warrants had an intrinsic value of approximately $187,000. However given the thinly traded nature of the company’s common stock it is unlikely this amount could be realized if the warrants were exercised

NOTE 4 – RELATED PARTY TRANSACTIONS

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

On April 8, 2024, Mr. Adler had advanced an additional $54,729 to the Company, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, are due and payable on July 9. 2024, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date. As of June 30, 2024 the Company owed $186,007 to Mr. Adler.

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on June 30, 2024 and December 31, 2023. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of August 14, 2024.

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

Government loans payable

As of June 30, 2024 and December 31, 2022, the Company had $500,000 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers.

	Six months ended June 30, 2024 (1)	Full year 2023
Customer A	n/a	27%
Customer B	-	24%
Customer C	-	24%
Customer D	-	16%
Customer E	-	8%
Total	n/a	99%

(1)	There are no concentrations for the six months ended June 30, 2024 since the Company did not record any revenues.

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

Currently the Cove funding is in default and Cove Funding is in negotiations with Mr. Adler on how to address the default.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

Revenues and Cost of Sales

Sales for the three months ended June 30, 2024, were $-0- compared to sales of $194,383 for the three months ended June 30, 2023 .

During 2023 we incurred a significant loss of revenue due to the supply, shipping and logistic issues, transitioning from a public warehouse to our own warehousing facility, and the significant loss of revenue on a product with eight SKUs that was produced in Russia that is no longer available to us. Without having an adequate amount of inventory on hand to fulfill existing and future orders, and our lack of sufficient liquidity, our ability to conduct future business with our customers is materially impaired. We are currently seeking new lines of business, new sources of liquidity and an acquisition target. If we are unsuccessful in our efforts it will have a material adverse impact on our Company on our ability to remain a going concern.

Operating expenses

Operating expenses for the three months ended June 30, 2024 were $548,761 compared to $409,420 during the same three months ended June 30, 2023. The material increase in expenses is attributable to non-cash stock based compensation of $368,889 for the three months ended June 30, 2024 compared to zero in the prior period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and finance charges related to our fundings. Other expense was $4,584 for the three months ended June 30, 2024, compared to $76,374 in other expense during the three months ended June 30, 2023.

Net loss

As a result of the foregoing, we recorded a net loss of $553,345 or $(0.03) per share for the three months ended June 30, 2024, compared to a loss of $425,807 or $(0.03) per share for the three months ended June 30, 2023.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

Revenues and Cost of Sales

Sales for the six months ended June 30, 2024, were $-0- compared to sales of $512,066 for the six months ended June 30, 2024 .

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

We have not generated any sales in 2024 and have no inventory on hand. If we are unsuccessful in our efforts to raise it will have a material adverse impact on our Company and our ability to remain a going concern.

Operating expenses

Operating expenses for the six months ended June 30, 2024 were $739,871 compared to $783,879 during the same six months ended June 30, 2023. During the three months ended June 30, 2024 we incurred $425,139 in non-cash stock based compensation compared to $103,500 during the same three month period ended in 2023.

Other income and (expense)

Other expense is comprised solely of interest expense and finance charges related to our fundings. Other expense was $233,100 for the six months ended June 30, 2024 compared to $103,615 in other expense during the six months ended June 30, 2023, as a result of higher levels of borrowings due to the loss of liquidity from operating activities.

Net loss

As a result of the foregoing, we recorded a net loss of $972,971 or $(0.05) per share for the six months ended June 30, 2024, compared to a loss of $719,584 or $(0.05) per share for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $821 in cash, compared to $1,013 in cash as of December 31, 2023.

Net cash used in operating activities decreased to $187,172 in the six months ended June 30, 2024, compared to $366,339 in the six months ended June 30, 2023. The decrease in cash used in operating is primarily due to changes in balance sheet accounts.

Net cash provided by financing activities was $186,980 during the six months ended June 30, 2024, compared to $317,805 of net cash provided by financing activities in the six months ended June 30, 2023. The decrease in net cash provided in the six-month period ended June 30, 2024, as compared to the same period in 2023, is primarily due to lower proceeds from notes and loans payable.

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

In the event continuing lack of sales, our ability to obtain additional financing or factoring for our receivables could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of June 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2024, our disclosure controls and procedures were determined to be effective.

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

During the six months ended June 30, 2024 the Company issued 2,594,444 shares for services. These shares were valued at $425,139. Additionally, the Company issued 866,302 shares for financing costs valued at $83,165.

Item 3. Defaults upon Senior Securities.

All Company debt is in default.

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

NETBRANDS CORP

Date: August 14, 2024	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

