Form 10-Q
period 2024-09-30
NetBrands Corp.
filed 2024-11-25
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Yes ☐ No ☒

As of November 25, 2024 the registrant had 22,553,849 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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

3

NETBRANDS CORP.

Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30,, 2024

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9	$1,013
Accounts receivable	5,087	5,353
Inventory	-	6,114
Other assets	999	999
Total current assets	6,095	13,479
Other assets-security deposit	1,600	1,600
Total assets	$7,695	$15,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	965,986	710,824
Convertible Notes	187,777	-
Notes payable -related party	-	178,729
Loans payable	472,746	493,321
Total current liabilities	1,626,508	1,382,874
Government loans payable	500,000	500,000
Total liabilities	2,126,508	1,882,874

Commitments and contingencies	-	-

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,553,849 and 16,610,756 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,255	1,661
Additional paid-in capital	28,857,907	28,080,311
Accumulated deficit	(30,980,873)	(29,951,662)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,118,815)	(1,867,795)
Total liabilities and (deficit)	$7,695	$15,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Sales, net	$-	$71,938		584,004
Cost of goods sold		38,610		382,765
Gross margin	-	33,328	-	201,239
Operating expenses:
Payroll and taxes	33,749	24,641	154,781	426,248
Legal and professional fees	13,334	75,306	599,669	203,949
Rent	-	15,041	-	104,933
Selling, general and administrative and expenses	5,039	36,709	37,541	198,688
Total operating expenses	52,122	151,697	791,991	933,818
Income (loss) from operations	(52,122)	(118,369)	(791,991)	(732,579)
Other (expense)
Interest expense	(4,117)	(304,372)	(237,217)	(407,987)
Total other (expense)	(4,117)	(304,372)	(237,217)	(407,987)
Income (loss) before income taxes	(56,239)	(422,740)	(1,029,210)	(1,140,565)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(56,239)	$(422,740)	(1,029,210)	$(1,140,565)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.03)	$(0.05)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	22,553,849	16,137,930	20,284,136	15,929,071

The accompanying notes are an integral part of these unaudited  condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Net loss						(292,020)		(292,020)

Balance, March 31, 2023	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,922,340)	$1,895	$(1,002,974)

Common stock issued for service			475,000	48	103,453			103,500

Net loss						(425,807)		(425,807)

Balance, June 30, 2023	1,000	$-	16,110,756	$1,612	$28,019,361	$(29,348,147)	$1,895	$(1,325,280)

Common stock issued for services			500,000	50	60,950			61,000

Net loss						(422,740)		(422,740)

Balance, September 30, 2023	1,000	$-	16,610,756	$1,662	$28,080,311	$(29,770,887)	$1,895	$(1,687,020)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2023	1,000	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services			750,000	75	56,175			56,250

Common stock issued for financing fees			866,302	87	83,078			83,165

Issuance of warrants for financing costs					77,251			77,251

Net loss						(439,559)		(439,559)

Balance, March 31, 2024	1,000	$-	18,227,058	$1,823	$28,296,816	$(30,391,221)	$1,895	$(2,090,688)

Stock based compensation for services			1,844,444	184	368,704			368,889

Net loss						(533,412)		(533,412)

Balance, June 30, 2024	1,000	$-	20,071,502	$2,007	$28,665,520	$(30,924,633)	$1,895	$(2,255,212)

To convert related party debt to equity			2,482,347	248	192,387			192,636

Net loss						(56,239)		(56,239)

Balance, September 30, 2024	1,000	$-	22,553,849	$2,255	$28,857,907	$(30,980,872)	$1,895	$(2,118,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NetBrands Corp.

Formerly Known as Global Diversified Marketing Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September	September
	2024	2023
Cash flows from operating activities
Net (loss)	$(1,029,210)	$(1,140,565)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	277
Stock based compensation	425,139	164,500
Warrants issued for financing costs	77,251	-
Common stock issued for financing fees	83,165	-
Changes in operating assets and liabilities:
Accounts receivable	266	60,364
Right of use assets-net		14,029
Inventory	6,114	128,141
Cash overdraft	-	17,340
Accounts payable and accrued expenses	255,164	371,468
Net cash (used in) operating activities	(182,111)	(384,447)

Cash flows from financing activities
Notes payable related parties	13,905	134,048
Proceeds from convertible notes	187,777	-
Proceeds from loans payable	-	220,247
Payments on loans payable	(20,575)	(24,033)
Net cash provided by financing activities	181,107	330,262

Net (decrease) in cash and cash equivalents	(1,004)	(54,185)
Cash and cash equivalents at beginning of the year	1,013	54,185
Cash and cash equivalents at end of the year	$9	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Condensed Financial Statements for the Periods

Ended September 30, 2024 and 2023

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the nine months ended September 30, 2024 and September 30,2023 stock-based compensation was $425,139 and $164,500, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2024 and December 31, 2023 the Company had $9 and $1,013 of cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow. Bad debt expense for the nine months ended September 30, 2024, and September 30, 2023 was $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. As of September 30, 2024 and December 31, 2023 the Company had 0 and 6,114 inventory respectively.

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

As of September 30, 2024 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of September 30, 2024, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of September 30, 2024, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of September 30, 2024, the Company had cash and cash equivalents of $9, negative working capital of $1,620,413, and had an accumulated deficit of $30,980,873. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 22,553,849 and 16,610,756 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

2024 Common Stock Issuances for Services

During the nine months ended September 30, 2024 the Company issued 2,594,444 shares for services. These shares were valued at $425,139. Additionally, the Company issued 866,302 shares for financing costs valued at $83,165.

Additionally, the Company issued 2,482,347 shares to retire $192,636 in related party debt and accrued interest.

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

As of September 30, 2024 these warrants had no intrinsic value

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

During the three months ended September 30, 2024, Mr. Adler retired $192,636 in related party debt and accrued interest, in exchange for 2,482,347 common shares

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on September 30, 2024 and December 31, 2023. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of September 30, 2024.

	September 30, 2024	December 31, 2023
Fundbox (c)	$50,464	$66,960
Diagonal Lending (e)	100,841	100,841
Other	22,241	22,091
Can Capital (d)	144,683	144,437
Credit Line – Loan Builder(b) Current	54,524	55,200
Credit Line – Webster Bank(a)	99,993	103,792
Total loans payable	$472,746	$493,321

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.
(e)	On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees, which were immediately expensed.

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

Government loans payable

As of September 30, 2024 and December 31, 2023, the Company had $500,000 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – CONCENTRATIONS

The Company does substantially all of its business with five customers.

	Nine months ended September 30, 2024 (1)	Full year 2023
Customer A	n/a	27%
Customer B	-	24%
Customer C	-	24%
Customer D	-	16%
Customer E	-	8%
Total	n/a	99%

(1)	There are no concentrations for the nine months ended September 30, 2024 since the Company did not record any revenues.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

Revenues and Cost of Sales

Sales for the three months ended September 30, 2024, were $-0- compared to sales of $71,938 for the three months ended September 30, 2023 .

During 2023 we incurred a significant loss of revenue due to the supply, shipping and logistic issues, transitioning from a public warehouse to our own warehousing facility, and the significant loss of revenue on a product with eight SKUs that was produced in Russia that is no longer available to us. Without having an adequate amount of inventory on hand to fulfill existing and future orders, and our lack of sufficient liquidity, our ability to conduct future business with our customers is materially impaired. We are currently seeking new lines of business, new sources of liquidity and an acquisition target. If we are unsuccessful in our efforts to raise capital it will have a material adverse impact on our Company on our ability to remain a going concern.

Operating expenses

Operating expenses for the three months ended September 30, 2024 were $52,122 compared to $151,697 during the same three months ended September 30, 2023. The material decrease in expenses is attributable to limited expenses due to the lack of revenue in the 2024 period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and finance charges related to our fundings. Other expense was $4,117 for the three months ended September 30, 2024, compared to $304,372 in other expense during the three months ended September 30, 2023.

Net loss

As a result of the foregoing, we recorded a net loss of $56,239 or $(0.00) per share for the three months ended September 30, 2024, compared to a loss of $422,740 or $(0.03) per share for the three months ended September 30, 2023.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Revenues and Cost of Sales

Sales for the nine months ended September 30, 2024, were $-0- compared to sales of $584,004 for the nine months ended September 30, 2024 .

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

We have not generated any sales in 2024 and have no inventory on hand. If we are unsuccessful in our efforts to raise capital it will have a material adverse impact on our Company and our ability to remain a going concern.

Operating expenses

Operating expenses for the nine months ended September 30, 2024 were $791,991 compared to $933,818 during the same nine months ended September 30, 2023. During the nine months ended September 30, 2024 we incurred $425,139 in non-cash stock based compensation compared to $164,500 during the same three month period ended in 2023.

Other income and (expense)

Other expense is comprised solely of interest expense and finance charges related to our fundings. Other expense was $237,217 for the nine months ended September 30, 2024 compared to $407,987 in other expense during the nine months ended September 30, 2023, as a result of higher levels of borrowings due to the loss of liquidity from operating activities.

Net loss

As a result of the foregoing, we recorded a net loss of $1,029,210 or $(0.05) per share for the nine months ended September 30, 2024, compared to a loss of $1,140,565 or $(0.07) per share for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $9 in cash, compared to $1,013 in cash as of December 31, 2023.

Net cash used in operating activities decreased to $182,111 in the nine months ended September 30, 2024, compared to $384,447 in the nine months ended September 30, 2023. The decrease in cash used in operating is primarily due to changes in balance sheet accounts and reduced activities at the Company.

Net cash provided by financing activities was $181,107 during the nine months ended September 30, 2024, compared to $330,262 of net cash provided by financing activities in the nine months ended September 30, 2023. The decrease in net cash provided in the nine-month period ended September 30, 2024, as compared to the same period in 2023, is primarily due to lower proceeds from notes and loans payable.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and factoring.

On March 22, 2024, the Company received net proceeds of $150,000 from the Cove Loan. The Company used the net proceeds for working capital.

In the event continuing lack of sales, our ability to obtain additional financing could be negatively impacted which could have a material adverse impact on our liquidity or our ability to remain as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of September 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2024, our disclosure controls and procedures were determined to be effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On January 10, 2024, a lawsuit was commenced against the Company by 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), in the Circuit Court of Fairfax County, Virginia (the “Action”), seeking to recover $151,325.08 of outstanding indebtedness due under an unsecured convertible promissory note (the “1800 Diagonal Note”). As of January 10, 2024, the Company acknowledged the outstanding indebtedness under the 1800 Diagonal Note, and agreed to pay 1800 Diagonal (a) $5,000 on each of March 1, 2024, April 1, 2024, and May 1, 2024, and (b) $7,500 on September 1, 2024, and the 1st day of each successive month thereafter until the indebtedness is paid in full (anticipated to span approximately 18 months). Provided that all payments are timely made, 1800 Diagonal agreed to forbear and not (a) prosecute the Action, or (b) convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock. Any payment not timely received shall constitute a default, and upon such default 1800 Diagonal’s forbearance shall immediately be vacated and 1800 Diagonal shall be free, without restriction, to pursue the Action.

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

During the nine months ended September 30, 2024 the Company issued 2,594,444 shares for services. These shares were valued at $425,139. Additionally, the Company issued 866,302 shares for financing costs valued at $83,165 and $2,482,347 shares to retire $192,636 in related part debt and accrued interest.

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

NETBRANDS CORP

Date: November 25, 2024	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

