Form 10-K
period 2024-12-31
NetBrands Corp.
filed 2025-04-24
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 610,681on June 30, 2024.

As of April 24, 2025, there were 47,040,417 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NETBRANDS CORP.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

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

Paul Adler, the founder and President of the Company, is currently the beneficial owner of approximately 29.9% of the Company’s outstanding Common Stock, In addition, Mr. Adler owns 1,000 shares of Series A Super Voting Preferred Stock as such, he will have approximately 77.6% of the voting power in the Company and thus be able to control all matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions.

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

The Company does not own real properties. The Company has one lease. The Company leases approximately 1,000 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York 11558. On October 1, 2021, the Company entered into a 60-month lease for $20,976 per year for the first two years, with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option.

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

On April 16, 2025, the last reported closing price of our Common Stock was $0.0036 per share.

Holders

As of April 17, there were 36 shareholders of record of our Common Stock.

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

Discussion of the Years Ended 2024 and 2023

Revenues and Cost of Sales

We did not generate any revenue in 2024 compared to sales of $644,535 for the year ended December 31, 2023, a decrease of $644,535, or 100%.

We lost all of our revenue in 2024 compared to 2023 due to the supplier bottlenecking our production of products in 2023 and eventually interrupting our supply completely in 2024 which caused revenue loss issues., Also Significant loss of revenue on another product with eight SKUs that was produced in Russia that was no longer available to us due to ongoing war between Russia and Ukraine which precluded us from getting the product due to the origin of production in Russia and acceptance in USA. Without having an adequate amount of inventory on hand to fulfill existing and future orders, and our lack of sufficient liquidity, our ability to conduct future business with our customers is completely impaired and we may become insolvent. We are currently identifying potential targets which may or may not become a revenue generating sources.

Operating expenses

Operating expenses for the year ended December 31, 2024, were $798,089, compared to $915,295 for the year ended December 31, 2023. Operating expenses consisted of accrued payroll and taxes, legal and professional fees, rent and selling, general and administrative expenses. Operating expenses included $425,138 and $164,500 in non-cash stock- based compensation for years ended December 31, 2024 and 2023, respectively. Excluding this stock-based compensation in both periods, operating expenses were $372,951 and $915,485, for periods ended December 31, 2024 and 2023, respectively. Excluding stock-based compensation in both periods the decrease in operating expenses in 2024 compared to 2023 is attributable to lower expenses in all categories due to lack of sales volume and a significant decrease of $394,000 in officer compensation and other payroll expenses.

Other income and (expense)

Other expense is comprised solely of interest expense. Other expense was $487,217 for the year ended December 31, 2024, compared to $406,046 in other expense during the year ended December 31, 2023, as a result of higher levels of borrowings due to the loss of liquidity from operating activities.

Net loss

As a result of the foregoing, we recorded a net loss of $1,285,306 or $0.06 per share for year ended December 31, 2024, compared to a loss of $1,321,340 or $0.08 per share for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $-0-, as compared to $1,013 as of December 31, 2023. Net cash used in operating activities for the year ended December 31, 2024, was $182,119, compared to $430,093 for the year ended December 31, 2023.

Cash flows used in investing activities was $-0- for the year ended December 31, 2024 and the year ended December 31, 2023.

Cash flows from financing activities was $181,107 for the year ended December 31, 2024, compared to $376,921 during the year ended December 31, 2023. The decrease is primarily attributable to approximately $220,000 provided by notes payable we obtained during the year ended December 31, 2023.

Since our inception through December 31, 2024, we have funded our operations, principally with the issuance of equity and debt.

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

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

There is substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. For the period ended December 31, 2024, the Company had a net loss of $31,236.968 and had a stockholder’s deficit of $2,374,910.

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

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized, and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. Management has determined that disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company are as follows:

Name	Age	Position	Director/Executive Officer Since

Paul Adler	48	President, Chief Financial Officer, Secretary, Treasurer, Director and Chairman of the Board	June 13, 2018

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s operating subsidiary, GDHI, has a separate board of directors from the Company which consists of:

Name	Position

Paul Adler	President, Secretary, CFO, Chairman and Director

The Company is authorized to have at least one director but no more than five. Each of the Company’s directors serve for a term of one year or until a successor is elected and qualified. Set forth below is a brief description of the background and business experience of our executive officers and directors.

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

Director Independence

Paul Adler is our only Board member. We do not have any directors are deemed independent, as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Committees of the Board

As of December 31, 2024 we did not have any Board Committees

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

Item 11.	Executive Compensation

Summary Compensation

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Paul Adler
CEO,	2024	90,843						90,843	(1)
President	2023	132,286						183,286	(2)

(1)	$90,843 of this amount was deferred and unpaid as of April 17, 2025

(2)	$132,286 of this amount was deferred and was unpaid as of April 17, 2025

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this Report.

There were no outstanding equity awards made to any officers or directors as of December 31, 2024.

Employment Agreements, Termination of Employment, Change-in-Control Arrangements

The Company has not entered into any employment agreements with any officers or key personnel. The Company does not have any change-in-control agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table lists, as of April 10, 2025, the number of shares of Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. The Company does not have any compensation plans. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each shareholder’s address is c/o NetBrands Corp. 4042 Austin Boulevard, Suite B, Island Park, New York 11558.

The percentages below are calculated based on 47,040,417 shares of Common Stock issued and outstanding as of March 31, 2025.

Name and Position	Shares Owned	Percent of Class

Paul Adler President, CFO, Director	14,051,190	29.9%

All Officers and Directors as a Group (1 person)	14,051,190	29.9%

The following table sets forth as of the date of this Annual Report, each person known by the Company to be an officer or director of the Company or a beneficial owner of five percent or more of the Company’s Series A Super Voting Preferred Stock.

Name and Position	Shares Owned	Percent of Class

Paul Adler, President, CEO and Director	1,000	100%

Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Accordingly, Mr. Adler has an additional 100,000,000 votes in addition to his 14,051,190 shares of Common Stock and together has an aggregate of 114,051,190 voting share equivalents equaling more than 77.6% of the voting power of our stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

During the years ended December 31, 2024 and 2023, the Company paid an annual salary to Paul Adler, the Company’s Chief Financial Officer and President, in the amount of $183,826 (of which $32,288 was deferred and is unpaid) and $394,000, respectively, for the services provided to the Company by Mr. Adler All amounts were deferred and unpaid as of December 31, 2024

On April 10, 2023, Paul Adler, the President and a director of the Company, made a loan to the Company in the amount of $124,000, at an interest rate of 14.9% per annum. The principal amount of the loan, and any accrued and unpaid interest thereon, were due and payable on July 9, 2023, in cash or shares of the Company’s common stock, at Mr. Adler’s sole discretion. The due date of this loan has been further extended to July 9, 2024. If repaid in shares of common stock, the number of shares to be issued to be calculated using the closing sale price of the Company’s common stock on the OTC Pink marketplace on the payment date.

On August 29, 2024, the Company had outstanding loan balances and accrued interest totaling $178,729 due to Mr. Adler, its Chairman and CEO. Effective August 29, 2024, Mr. Adler agreed to convert all of his loan balance and accrued interest into shares of the Company’s Common Stock, at a conversion price of $0.072 per share, which was equivalent to the closing price of the Company’s common stock of $0.072 on August 29, 2024. This resulted in the issuance of 2,482,347 shares to InPlay Capital Inc., an entity controlled by Mr. Adler

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

	December 31, 2024	December 31, 2023
Audit-Related Fees	$22,000	49,500

The Company does not currently have an audit committee serving and as a result, its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

EXHIBITS:

2.1	Asset Purchase Agreement, dated August 31, 2022, by and between the Company and InPlay Capital Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on form 8-K filed with the Securities and Exchange Commission on September 6, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on January 19, 2018)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on January 19, 2018)

3.3	Sample stock certificate (filed as exhibit to the Form 10-12G filed 1-19-2018)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019)

3.5	Certificate of Designations, Preferences, and Rights of Series A Super Voting Preferred Stock, dated February 24, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2020)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April

4.2	Promissory Note, dated June 6, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2023)

4.3	Promissory Note, dated March 22, 2024, issued to Cove Funding LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

4.4	Common Stock Purchase Warrant, dated March 22, 2024, issued to Spencer Clarke, LLC(incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2024)

10.1	Agreement and Plan of Reorganization by and among the Company, Global Diversified Holdings, Inc., and the sole shareholder of Global Diversified Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission dated December 3, 2018)

10.2	Securities Purchase Agreement, dated June 6, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2023)

10.3	Securities Purchase Agreement, dated March 22, 2024, by and between the Company and Cove Funding LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.4	Security Agreement, dated March 22, 2024, by and between the Company and Cove Funding LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.5	Pledge Agreement, dated March 22, 2024, by and between Paul Adler and Cove Funding LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.6	Engagement Agreement, dated November 14, 2022, between Global Diversified Marketing Inc. and Spencer Clarke, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022)

10.7	Addendum to Engagement Agreement, dated March 22, 2024 by and between the Company and Spencer Clarke (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2024)

10.8	Stock Purchase Agreement dated April 8, 2025 by and between the Company and Trillium Partners, L.P.

23.1	Auditor consent

21.1	Subsidiaries of the Registrant (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 1, 2021 filed with the Securities and Exchange Commission on March 14, 2022)

31.1*	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16.	FORM 10–K SUMMARY

None.

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NetBrands Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NetBrands Corp. (the Company) as of December 31, 2024, and the related statements of income, stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,285,306 and as discussed in Note 2 to the financial statements, the Company incurred a working capital deficit of $1,876,508, an accumulated deficit of $31,236,968 and holds a cash balance of $0 as at December 31, 2024. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

April 24, 2025

NetBrands Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,013
Accounts receivable	-	5,353
Inventory	-	6,114
Other assets	-	999
Total current assets	-	13,479
Other assets-security deposit	1,600	1,600
Total assets	$1,600	$15,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	1,215,985	710,824
Convertible Notes	187,777	-
Notes payable -related party	-	178,729
Loans payable	472,746	493,321
Total current liabilities	1,876,508	1,382,874
Government loans payable	500,000	500,000
Total liabilities	2,376,508	1,882,874

Commitments and contingencies	-	-

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,553,849 and 16,610,756 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2,255	1,661
Additional paid-in capital	28,857,907	28,080,311
Accumulated deficit	(31,236,968)	(29,951,662)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,374,911)	(1,867,795)
Total liabilities and (deficit)	$1,600	$15,079

The accompanying notes are an integral part of these consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Sales, net	$-	$644,535
Cost of goods sold	-	479,845
Gross margin	-	164,690
Operating expenses:
Payroll and taxes	154,784	438,684
Legal and professional fees	599,669	216,192
Rent	-	177,327
Selling, general and administrative and expenses	43,636	247,782
Total operating expenses	798,089	1,079,985
Loss from operations	(798,089)	(915,295)
Other (expense)
Interest expense	(487,217)	(406,046)
Total other (expense)	(487,217)	(406,046)
Loss before income taxes	(1,285,306)	(1,321,341)
Provision for income taxes (benefit)	-	-
Net loss	$(1,285,306)	$(1,321,341)

Basic and diluted earnings (loss) per common share	$(0.06)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	22,553,849	16,100,893

The accompanying notes are an integral part of these consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2022	1,000	$-	15,635,756	$1,564	$27,915,909	$(28,630,321)	$1,895	$(710,953)

Common stock issued for services			975,000	98	164,403			164,500

Net loss						(1,321,341)		(1,321,341)

Balance, December 31, 2023	1,000	$-	16,610,756	1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services			2,594,444	259	424,879			425,138

Common stock issued for financing fees			866,302	87	83,078			83,165

Issuance of warrants for financing costs					77,251			77,251

To convert related party debt to equity			2,482,347	248	192,387			192,636

Net loss						(1,285,306)		(1,285,306)

Balance, December 31, 2024	1,000	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,911)

The accompanying notes are an integral part of these consolidated financial statements.

Netbrands Corp.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31	December 31
	2024	2023
Cash flows from operating activities
Net (loss)	$(1,285,306)	$(1,321,341)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	277
Stock based compensation	425,139	164,500
Warrants issued for financing costs	77,251	-
Common stock issued for financing fees	83,165	-
Changes in operating assets and liabilities:
Accounts receivable	5,353	58,551
Prepaid expenses	-	51,500
Right of use assets-net		(438)
Other assets	999	-
Inventory	6,114	231,409
Accounts payable and accrued expenses	505,165	385,449
Net cash (used in) operating activities	(182,120)	(430,093)

Cash flows from investing activities:
Purchase of intangible assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Notes payable related parties	13,905	178,729
Proceeds from convertible notes	187,777	-
Proceeds from loans payable	-	222,225
Payments on loans payable	(20,575)	(24,033)
Net cash provided by financing activities	181,107	376,921

Net (decrease) in cash and cash equivalents	(1,013)	(53,172)
Cash and cash equivalents at beginning of the year	1,013	54,185
Cash and cash equivalents at end of the year	$-	$1,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETBRANDS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Company has adopted a December 31 year-end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Diversified Holdings, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable from customers, accounts payable, and loans payable. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2024 and December 31, 2023 stock-based compensation was $425,139 and $164,500, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On December 31, 2024 and 2023, the Company had $-0- and $1,013 of cash and cash equivalents.

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

Bad debt expense for the years ended December 31, 2024, and 2023 was $-0- and $-0-, respectively; the allowance for doubtful accounts on December 31, 2024, and 2023 was $-0-.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on December 31, 2024 and December 30, 2023, and determined that no write-down was required.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $94,124 and $48,926 during the years ended December 31, 2024, and 2023, respectively.

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

As of December 31, 2024 we had $0 in right of use assets, $0 in short term operating lease payables and $0 in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2024, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of December 31, 2024, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of December 31, 2024, the Company had cash and cash equivalents of $-0-, negative working capital of $1,876,508, and had an accumulated deficit of $31,236,968. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 22,553,849 and 16,610,756 shares of common stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.

2024 Common Stock Issuances

During the year ended December 31, 2024 the Company had the following stock issuances:

●	2,594,444 shares for services valued at $164,450, or an average price of $0.164 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	866,302 shares were issued for financing fees at $0.096 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	2,482,347 shares were issued to convert related party debt to equity at price of $0.072 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

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

In consideration for Spencer Clarke providing the Services, (a) upon execution of the Engagement Agreement, the Company issued Spencer Clarke warrants to purchase 310,715 shares of the Company’s common stock, par value $0.0001 per share, and (b) upon the closing of a financing of over $1,000,000 in value, which has not occurred as of the date of this Annual Report, the Company will issue to Spencer Clarke additional warrants to purchase shares of the Company’s common stock representing 3% of the Company’s total issued and outstanding shares of common stock as of the Execution Date.

The 310,715 warrants outstanding as of December 31, 2024 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of December 31, 2024, these warrants had an intrinsic value of approximately $22,500.

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

On August 29, 2024, the Company had outstanding loan balances and accrued interest totaling $178,729 due to Mr. Adler, its Chairman and CEO. Effective August 29, 2024, Mr. Adler agreed to convert all of his loan balance and accrued interest into shares of the Company’s Common Stock, at a conversion price of $0.072 per share, which was equivalent to the closing price of the Company’s common stock of $0.072 on August 29, 2024. This resulted in the issuance of 2,482,347 shares to InPlay Capital Inc., an entity controlled by Mr. Adler

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has one lease. The Company leases approximately 1,000 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York on a month to month basis. On October 1, 2021, the Company entered into a 60-month lease extension for $20,976 per year for the first two years, with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option. Management believes that its present office facilities are adequate for its corporate needs.

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on December 31, 2024 and December 31, 2023. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of December 31, 2024.

	December 31, 2024	December 31, 2023
Fundbox (c)	$66,960	$66,960
Diagonal Lending (e)	100,841	100,841
Other	22,091	22,091
Can Capital (d)	123,862	144,437
Credit Line – Loan Builder(b)	55,200	55,200
Credit Line – Webster Bank(a)	103,792	103,792
Total loans payable	$472,746	$493,321

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2024.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67%
(e)	On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees, which were immediately expensed. The Company intends to use the net proceeds for working capital and general corporate purposes.

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

Government loans payable

As of December 31, 2024 and December 31, 2023, the Company had $500,000 and $524,033, respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2024, Diagonal Lending has converted a portion of its outstanding debt into 24,486,568 shares of common stock.

On April 8, 2025 the company entered into a Securities Purchase Agreement (“SPA”) with Trillium Partners, LP (“Trillium”). Under the terms of the SPA Trillium provided funding to the Company and entered into a $30,000 secured convertible note(which includes $5,000 of original issue discount).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBRANDS CORP.

Dated:	April 24, 2025	By:	/s/ Paul Adler
Paul Adler
President (principal executive officer)

Dated:	April 24, 2025	By:	/s/ Paul Adler
Paul Adler
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Adler	President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 24, 2025
Paul Adler

27