Form 10-Q
period 2025-03-31
NetBrands Corp.
filed 2025-05-13
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 12, 2025 the registrant had 47,040,417 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2025

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

The following unaudited interim consolidated financial statements of NetBrands Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the SEC on April 24, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

NETBRANDS CORP.

Consolidated Financial Statements for the Three Months Ended March 31,, 2025

NetBrands Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Prepaid expenses	-	-
Inventory	-	-
Other assets	-	-
Total current assets	-	-
Property and equipment, net	-	-
Operating lease right of use assets	-	-
Other assets-security deposit	1,600	1,600
Total assets	$1,600	$1,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	1,167,496	1,215,986
Convertible Notes	237,420	266,118
Loans payable	394,405	394,405
Total current liabilities	1,799,321	1,876,509
Government loans payable	500,000	500,000
Total liabilities	2,299,320	2,376,508

Convertible Notes

Commitments and contingencies

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,553,849 and 16,610,756 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,511	2,255
Additional paid-in capital	29,035,886	28,857,907
Accumulated deficit	(31,340,013)	(31,236,968)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,297,721)	(2,374,910)
Total liabilities and (deficit)	$1,599	$1,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Sales, net	$-	$-
Cost of goods sold	-	$-
Gross margin	-	-
Operating expenses:
Payroll and taxes	-	64,345
Legal and professional fees	-	109,259
Rent	-	-
Selling, general and administrative and expenses	6,191	37,439
Total operating expenses	6,191	211,042
Loss from operations	(6,191)	(211,042)
Other (expense)
Loss on note conversion	(96,854)	-
Interest expense	-	(228,516)
Total other (expense)	(96,854)	(228,516)
Loss before income taxes	(103,045)	(439,559)
Provision for income taxes (benefit)	-	-
Net loss	$(103,045)	$(439,559)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	34,797,133	17,418,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2023	1,000	$-	16,610,756	1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services			2,594,444	259	424,879			425,138

Common stock issued for financing fees			866,302	87	83,078			83,165

Issuance of warrants for financing costs					77,251			77,251

To convert related party debt to equity			2,482,347	248	192,387			192,636

Net loss						(1,285,306)		(1,285,306)

Balance, December 31, 2024	1,000	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,910)

Common stock issued for conversion			24,486,568	2,255	177,979			180,234
								-
Net loss						(103,045)		(103,045)

Balance, March 31, 2025	1,000	$-	47,040,417	$4,510	$29,035,886	$(31,340,013)	$1,895	$(2,297,721)

The accompanying notes are an integral part of these consolidated financial statements.

Netbrands Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities
Net (loss)	$(103,045)	$(439,559)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on note conversion	96,854
Stock based compensation	-	56,250
Warrants issued for financing costs	-	77,251
Common stock issued for financing fees	-	83,165
Changes in operating assets and liabilities:
Accounts receivable	-	179
Inventory	-	6,114
Accounts payable and accrued expenses	6,191	73,131
Net cash (used in) operating activities	-	(143,469)

Cash flows from investing activities:
Purchase of intangible assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Notes payable related parties	-	4,744
Proceeds from convertible notes		187,777
Payments on loans payable		(8,075)
Net cash provided by financing activities	-	184,446

Net (decrease) in cash and cash equivalents	-	40,977
Cash and cash equivalents at beginning of the year	-	1,013
Cash and cash equivalents at end of the year	$-	$41,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Financial Statements for the Periods

Ended March 31, 2025 and 2024

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

Management’s Representation of Interim Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at and as of December 31, 2024 filed with the SEC on April 24, 2025.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, inventories, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the three months ended March 31, 2025 and March 31,2024 stock-based compensation was $-0- and $56,250, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2025 and December 31, 2024 the Company had $-0- and $-0- of cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow. Bad debt expense for the three months ended March 31, 2025, and March 31, 2024 was $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. As of March 31, 2025 and December 31, 2024 the Company had $-0- and $-0- inventory respectively.

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

As of March 31, 2025 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of March 31, 2025, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of March 31, 2025, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of March 31, 2025, the Company had cash and cash equivalents of $-0-, negative working capital of $1,797,720, and had an accumulated deficit of $31,340,013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 47,040,417 and 22,553,849 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

2025 Common Stock Issuances for Conversion of Note

During the three months ended March 31, 2025, the Company issued 24,486,568 shares for conversion of a convertible note valued at $83,380at prices r between $0.02525 and $0.00125 per share. As a result of the conversions the Company realized a loss of $96,854 on the extinguishment of debt.

2024 Common Stock Issuances for Services

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

The 310,715 warrants outstanding as of March 31, 2025 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of March 31, 2025, these warrants had an no intrinsic value.

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on March 31, 2025 and December 31, 2024. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of March 31, 2025.

	March 31, 2025	December 31, 2024
Fundbox (c)	$50,464	$50,464
Other	44,739	44,739
Can Capital (d)	144,684	144,684
Credit Line – Loan Builder(b) Current	54,524	54,524
Credit Line – Webster Bank(a)	99,994	99,994
Total loans payable	$394,405	$394,405

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.

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

To date the Company has repaid a total of $54,591 with 6 payments as follows: $14,730.11 on 7/19/2023, $7,000 on 8/1/2023, $10,000 on 9/20/23, $10,000 on 3/22/24, $5,000 on 4/26/24 and $7,500 on 6/4/24 leaving unpaid balance of $77,980.89. 1800 Diagonal has started converting the balance into shares and selling into the market starting on January 27th,2025 and has converted into 24,486,568 shares which resulted in $83,380 debt extinguishment.

Government loans payable

As of March 31, 2025 and December 31, 2024, the Company had $500,000 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

Convertible notes

As of March 31, 2025 and December 31, 2024 the balance of convertible notes was $237,420 and $266,118 respectively.

On June 6, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“1800 Diagonal”), pursuant to which the Company issued to 1800 Diagonal an unsecured promissory note in the principal amount of $117,320 (the “Note”). The net proceeds received by the Company were $100,000, after deducting an original issue discount in the amount of $12,570 and $4,750 for 1800 Diagonal’s legal fees, which were immediately expensed. As of March 31, 2025, the balance outstanding on this convertible note amounted to $49,643.

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

As of March 31, 2025 and December 31, 2024 the balance of this convertible note, which was in default, amounted to $187,777.

NOTE 7 – SUBSEQUENT EVENTS

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The audited financial statements for our fiscal year ended December 31, 2024, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

We operate through diversified subsidiaries with merger and acquisition interest in acquiring ecommerce assets as well as private businesses in various verticals which may include health, wellness, beauty sectors as well as digital app and asset space which could include web 3.0 applications. As a result of numerous events described throughout this Report, we have not generated any revenue since December 31, 2023. We are currently undergoing internal transformation and we seek to enhance shareholder value by acquiring income producing businesses and assets as our operating subsidiaries.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues and Cost of Sales

Sales for the three months ended March 31, 2025, were $-0- compared to sales of $-0- for the three months ended March 31, 2024 . We have not generated any sales since the year ended December 31, 2023.

During 2024 we incurred a significant loss of revenue due to the supply, shipping and logistic issues, transitioning from a public warehouse to our own warehousing facility, and the significant loss of revenue on a product with eight SKUs that was produced in Russia that is no longer available to us. Without having an adequate amount of inventory on hand to fulfill existing and future orders, and our lack of sufficient liquidity, our ability to conduct future business with our customers is materially impaired. We are currently seeking new lines of business, new sources of liquidity and an acquisition target. If we are unsuccessful in our efforts to raise capital it will have a material adverse impact on our Company on our ability to remain a going concern.

Operating expenses

Operating expenses for the three months ended March 31, 2025 were $6,191 compared to $211,042 during the same three months ended March 31, 2024. The material decrease in expenses is attributable to limited expenses is due to the lack of revenue in the 2025 period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $96,854 for the three months ended March 31, 2025, compared to $228,516 in other expense during the three months ended March 31, 2024.

Net loss

As a result of the foregoing, we recorded a net loss of $103,045 or $(0.00) per share for the three months ended March 31, 2025, compared to a loss of $439,559 or $(0.03) per share for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $-0- in cash, compared to $-0- in cash as of December 31, 2024.

Net cash used in operating activities decreased to $-0- in the three months ended March 31, 2025, compared to $143,469 in the three months ended March 31, 2024. The decrease in cash used in operating is primarily due to changes in balance sheet accounts and reduced activities at the Company.

Net cash provided by financing activities was $-0- during the three months ended March 31, 2025, compared to $184,446 of net cash provided by financing activities in the three months ended March 31, 2024. The decrease in net cash provided in the three-month period ended March 31, 2025, as compared to the same period in 2024, is primarily due to lower proceeds from notes and loans payable.

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

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare our financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of our operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of March 31, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2025, our disclosure controls and procedures were determined to be effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

During the three months ended March 31, 2025, the Company issued 24,486,568 shares for conversion of note valued at $83,380 at prices between $0.02525 and $0.00125 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

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

NETBRANDS CORP

Date: May 13, 2025	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

