Form 10-Q
period 2025-06-30
NetBrands Corp.
filed 2025-07-31
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Yes ☐ No ☒

As of July 31, 2025 the registrant had 61,537,557 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2025

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

3

NETBRANDS CORP.

Consolidated Financial Statements for the Three and Six Months Ended June 30, 2025

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Other assets-security deposit	$1,600	$1,600
Total assets	$1,600	$1,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$1,167,496	$1,215,986
Convertible Notes	258,708	266,118
Loans payable	394,405	394,405
Total current liabilities	1,820,609	1,876,508
Government loans payable	500,000	500,000
Total liabilities	2,320,609	2,376,508

Convertible Notes

Commitments and contingencies

Stockholders’ (Deficit):

Preferred stock, Series A $0.0001 par value, 1,000,000 shares authorized, 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 51,696,177 and 22,553,849 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5,170	2,255
Additional paid-in capital	29,037,555	28,857,907
Accumulated deficit	(31,363,630)	(31,236,968)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,319,010)	(2,374,910)
Total liabilities and (deficit)	$1,600	$1,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales, net	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-
Operating expenses:
Payroll and taxes	-	56,689	-	121,034
Legal and professional fees	-	477,076	-	586,334
Rent	-	-	-	-
Selling, general and administrative and expenses	-	14,996	6,191	32,503
Total operating expenses	-	548,761	6,191	739,871
Loss from operations	-	(548,761)	(6,191)	(739,871)
Other (expense)
Loss on note conversion	-	-	(96,854)	-
Interest expense	(23,616)	(4,584)	(23,616)	(233,100)
Total other (expense)	(23,616)	(4,584)	(120,471)	(233,100)
Loss before income taxes	(23,616)	(553,345)	(126,662)	(972,972)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(23,616)	$(553,345)	$(126,662)	$(972,972)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.03)	$(0.00)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	51,696,177	20,071,502	49,109,833	19,159,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2023	1,000	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services			750,000	75	56,175			56,250

Common stock issued for financing fees			866,302	87	83,078			83,165

Issuance of warrants for financing costs					77,251			77,251

Net loss						(419,627)		(419,627)

Balance, March 31, 2024	1,000	$-	18,227,058	$1,823	$28,296,816	$(30,371,289)	$1,895	$(2,070,756)

Stock based compensation for services			1,844,444	184	368,704			368,889

Net loss						(553,345)		(553,345)

Balance, June 30, 2024	1,000	$-	20,071,502	$2,007	$28,665,520	$(30,924,633)	$1,895	$(2,255,212)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	1,000	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,910)

Common stock issued for conversion			24,486,568	2,255	177,979			180,234
								-
Net loss						(103,045)		(103,045)

Balance, March 31, 2025	1,000	$-	47,040,417	$4,510	$29,035,886	$(31,340,013)	$1,895	$(2,297,721)

Common stock issued for conversion			4,655,760	660	1,669			2,328
								-
Net loss						(23,616)		(23,616)

Balance, June 30, 2025	1,000	$-	51,696,177	$5,170	$29,037,555	$(31,363,630)	$1,895	$(2,319,010)

The accompanying notes are an integral part of these consolidated financial statements.

Netbrands Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities
Net (loss)	$(126,662)	$(972,972)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on note conversion	96,854	-
Stock based compensation	-	425,139
Warrants issued for financing costs	-	77,251
Common stock issued for financing fees	-	83,165
Changes in operating assets and liabilities:
Accounts receivable	-	179
Inventory	-	6,114
Accounts payable and accrued expenses	29,807	193,951
Net cash (used in) operating activities	-	(187,172)
Cash flows from financing activities
Notes payable related parties	-	7,278
Proceeds from convertible notes	-	187,777
Payments on loans payable	-	(8,075)
Net cash provided by financing activities	-	186,980
Net (decrease) in cash and cash equivalents	-	(191)
Cash and cash equivalents at beginning of the year	-	1,013
Cash and cash equivalents at end of the period	$-	$821
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Financial Statements for the Periods

Ended June 30, 2025 and 2024

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the six months ended June 30, 2025 and June 30,2024 stock-based compensation was $-0- and $425,139, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On June 30, 2025 and December 31, 2024 the Company had $-0- and $-0- of cash and cash equivalents, respectively.

Accounts Receivable

Accounts receivable are generated from sales of snack food products to retail outlets throughout the United States. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current creditworthiness, as determined by review of their current credit information. The Company continuously monitors credit limits for its customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified. An allowance for doubtful accounts are provided against accounts receivable for amounts management believes may be uncollectible. The Company historically has not had issues collecting on its accounts receivable from its customers. The Company factors certain of its receivables to improve its cash flow. Bad debt expense for the six months ended June 30, 2025, and June 30, 2024 was $-0- and $-0-, respectively.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. As of June 30, 2025 and December 31, 2024 the Company had $-0- and $-0- inventory respectively.

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

As of June 30, 2025 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of June 30, 2025, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of June 30, 2025, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of June 30, 2025, the Company had cash and cash equivalents of $-0-, negative working capital of $1,819,009 and had an accumulated deficit of $31,363,630. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value per share. The Company had 51,696,177 and 22,553,849 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

2025 Common Stock Issuances for Conversion of Note

During the six months ended June 30, 2025, the Company issued

●	24,486,568 shares for conversion of a convertible note valued at $83,380 at prices of between $0.02525 and $0.00125 per share. As a result of the conversions the Company realized a loss of $96,854 on the extinguishment of debt.

●	Trillium issuance

2024 Common Stock Issuances for Services

During the year ended December 31, 2024 the Company had the following stock issuances:

●	2,594,444 shares for services valued at $164,450, or an average price of $0.164 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	866,302 shares were issued for financing fees at $0.096 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	2,482,347 shares were issued to convert related party debt to equity at price of $0.072 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

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

The 310,715 warrants outstanding as of June 30, 2025 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of June 30, 2025, these warrants had no intrinsic value.

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on June 30, 2025 and December 31, 2024. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of June 30, 2025.

	June 30, 2025	December 31, 2024
Fundbox (c)	$50,464	$50,464
Other	44,739	44,739
Can Capital (d)	144,684	144,684
Credit Line – Loan Builder(b) Current	54,524	54,524
Credit Line – Webster Bank(a)	99,994	99,994
Total loans payable	$394,405	$394,405

(a)	The maximum borrowing level under this unsecured facility is $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility is $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility is 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.

Government loans payable

As of June 30, 2025 and December 31, 2024, the Company had $500,000 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

Convertible notes

As of June 30, 2025 and December 31, 2024 the balance of convertible notes was $258,708 and $266,118 respectively.

Cove Note

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

As of June 30, 2025 and December 31, 2024 the balance of this convertible note, which was in default, amounted to $234,425.33 which includes accrued interest.

Trillium Note

On April 8, 2025 the Company entered into a Securities Purchase Agreement (“SPA”) with Trillium Partners, LP (“Trillium”). Under the terms of the SPA Trillium provided funding to the Company and entered into a $30,000 secured convertible note. As of June 30, 2025, the balance on the Note due to Trillium was $24,283.

NOTE 7 – SUBSEQUENT EVENTS

On July 25, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”), dated July 11, 2025, with Trillium. Pursuant to the SPA, the Company agreed to issue a $110,000 original issue discount note to Trillium for $100,000 (the “Note”) and issued Trillium a common stock Purchase Warrant (the “Warrant”). The Note is due June 20, 2026, bears interest at 12%, is prepayable at any time with a 40% prepayment penalty and is convertible into the Company’s common stock at $0.0005 per share. The Warrant is for the purchase of 55,000,000 shares, has a seven-year duration and an exercise price of $0.0005 per shares. The Note requires an initial reservation of 125,000,000 shares for its conversion.

On July 15, 2025, the Company has entered a new line of business by entering into the cryptocurrency mining space. The Company has chosen to mine Dogecoin via Bitmain Antminers L9 (16Gh) and mine Bitcoin (“BTC”) directly via Bitmain Antminers S21+ 235Th/s. To date the Company has purchased 10 units, S21+ ASICs and should be up and running as of July 29th contributing of 2.5 Petahash of power.

Additionally, the Company signed a hosting agreement with Simple Mining LLC on July 22nd to host the Company’s ASIC miners out of their sites in Iowa. As part of the agreement the Company will have the ability to scale up to 25-megawatt expansion with the opportunity to assist in the buildout of a mining data center with sub-five cents per KhW cost of energy. The Company expects to begin generating revenue during the three month ended September 30, 2025

On July 16, 2025 the Company formed a wholly owned Wyoming subsidiary called DigiHash LLC.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

Revenues and Cost of Sales

Sales for the three months ended June 30, 2025, were $-0- compared to sales of $-0- for the three months ended June 30, 2024 . We have not generated any sales since the year ended December 31, 2023.

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

Operating expenses

Operating expenses for the three months ended June 30, 2025 were $-0- compared to $548,761 during the same three months ended June 30, 2024. The material decrease in expenses is attributable to the lack of revenue in the 2025 period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $23,616 for the three months ended June 30, 2025, compared to $4,584 in other expense during the three months ended June 30, 2024.

Net loss

As a result of the foregoing, we recorded a net loss of $23,616 or $(0.00) per share for the three months ended June 30, 2025, compared to a loss of $553,345 or $(0.03) per share for the three months ended June 20, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

Revenues and Cost of Sales

Sales for the six months ended June 30, 2025, were $-0- compared to sales of $-0- for the six months ended June 30, 2024 . We have not generated any sales since the year ended December 31, 2023.

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

Operating expenses

Operating expenses for the six months ended June 30, 2025 were $6,191 compared to $739,871 during the same six months ended June 30, 2024. The material decrease in expenses is attributable to limited expenses is due to the lack of revenue in the 2025 period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $120,471 for the six months ended June 30, 2025, compared to $233,100 in other expense during the six months ended June 30, 2024.

Net loss

As a result of the foregoing, we recorded a net loss of $126,662 or $(0.00) per share for the six months ended June 30, 2025, compared to a loss of $972,972 or $(0.03) per share for the six months ended June 20, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $-0- in cash, compared to $-0- in cash as of December 31, 2024.

Net cash used in operating activities decreased to $-0- in the six months ended June 30, 2025, compared to $187,172 in the six months ended June 30, 2024. The decrease in cash used in operating is primarily due to changes in balance sheet accounts and reduced activities at the Company.

Net cash provided by financing activities was $-0- during the six months ended June 30, 2025, compared to $186,980 of net cash provided by financing activities in the six months ended June, 2024. The decrease in net cash provided in the six-month period ended June 30, 2025, as compared to the same period in 2024, is primarily due to lower proceeds from notes and loans payable.

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

Trillium funding commitment

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of June 30, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2025, our disclosure controls and procedures were determined to be effective.

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

During the six months ended June 30, 2025, the Company issued 24,486,568 shares for conversion of note valued at $83,380 at prices between $0.02525 and $0.00125 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

Item 3. Defaults upon Senior Securities.

All Company debt is in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Simple Mining Master Host Agreement dated July 16, 2025
31.1/31.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification Of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETBRANDS CORP

Date: July 31, 2025	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

