Form 10-Q
period 2025-09-30
NetBrands Corp.
filed 2025-11-04
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐ No ☒

As of November 3, 2025 the registrant had 101,500,901 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2025

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

3

NETBRANDS CORP.

Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2025

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current liabilities
Cash	$8,140	$-
Total current assets	8,140	-
Mining equipment, net	33,352	-
Cryptocurrency	6,988	-
Security deposit	3,540	1,600
Total assets	$52,020	$1,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$1,491,784	$1,215,986
Convertible Notes	414,483	266,118
Loans payable	410,356	394,405
Total current liabilities	2,316,623	1,876,508
Government loans payable	494,968	500,000
Total liabilities	2,811,591	2,376,508

Commitments and contingencies	-	-

Stockholders’ (Deficit):

Preferred stock, Series B, $0.0001 par value, 25,000 shares authorized, 1,167 and shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 85,422,281 and 22,553,849 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,543	2,255
Additional paid-in capital	29,800,800	28,857,907
Accumulated deficit	(32,570,809)	(31,236,968)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,759,571)	(2,374,910)
Total liabilities and (deficit)	$52,020	$1,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Mining revenue	$7,110	$-	$7,110	$-
Cost of goods sold	3,456	-	3,456	-
Gross margin	3,654	-	3,654	-
Operating expenses:
Payroll and taxes	385,202	33,749	385,202	154,781
Legal and professional fees	28,697	13,334	28,697	599,669
Selling, general and administrative and expenses	41,085	5,039	47,276	37,541
Change in the fair market value of cryptocurrency	(66)	-	(66)	-
Total operating expenses	454,917	52,122	461,108	791,991
Loss from operations	(451,263)	(52,122)	(457,454)	(791,991)
Other (expense)
Loss on the extinguishment of debt	(165,119)	-	(261,974)	-
Interest expense	(590,797)	(4,117)	(614,413)	(237,217)
Total other (expense)	(755,916)	(4,117)	(876,387)	(237,217)
Loss before income taxes	(1,207,179)	(56,239)	(1,333,841)	(1,029,209)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(1,207,179)	$(56,239)	$(1,333,841)	$(1,029,210)

Basic and diluted (loss) per common share	$(0.02)	$(0.00)	$(0.02)	$(0.05)

Weighted-average number of common shares outstanding:

Basic and diluted	69,202,994	22,553,849	55,807,553	20,284,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Equity
Balance, December 31, 2023	1,000	$-	-	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services					750,000	75	56,175			56,250

Common stock issued for financing fees					866,302	87	83,078			83,165

Issuance of warrants for financing costs							77,251			77,251

Net loss								(439,559)		(439,559)

Balance, March 31, 2024	1,000	$-	-	$-	18,227,058	$1,823	$28,296,816	$(30,391,221)	$1,895	$(2,090,688)

Stock based compensation for services					1,844,444	184	368,704			368,889

Net loss								(533,412)		(533,412)

Balance, June 30, 2024	1,000	$-	-	$-	20,071,502	$2,007	$28,665,520	$(30,924,633)	$1,895	$(2,255,212)

To convert related party debt to equity					2,482,347	248	192,387			192,636

Net loss								(56,239)		(56,239)

Balance, September 30, 2024	1,000	$-	-	$-	22,553,849	$2,255	$28,857,907	$(30,980,872)	$1,895	$(2,118,815)

									Accumulated
	Preferred Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	1,000	$-	-	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,910)

Common stock issued for conversion					24,486,568	2,255	177,979			180,234
										-
Net loss								(103,045)		(103,045)

Balance, March 31, 2025	1,000	$-	-	$-	47,040,417	$4,510	$29,035,886	$(31,340,013)	$1,895	$(2,297,721)

Common stock issued for conversion					4,655,760	660	1,669			2,328
										-
Net loss								(23,616)		(23,616)

Balance, June 30, 2025	1,000	$-	-	$-	51,696,177	$5,170	$29,037,555	$(31,363,629)	$1,895	$(2,319,009)

Issuance of preferred stock for services			1,167	-			7,819			7,819

Common stock issued for financing fee					1,732,604	173	9,010			9,183

Common stock issued for conversions					31,993,500	3,199	177,917			181,116

Warrants issued for financing fees							568,500			568,500

Net loss								(1,207,179)		(1,207,179)

Balance , September 30, 2025	1,000	$-	1,167	$-	85,422,281	$8,542	$29,800,800	$(32,570,809)	$1,895	$(2,759,571)

The accompanying notes are an integral part of these consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,333,841)	$(1,029,210)
Depreciation	3,208	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Loss on note conversion	261,974	-
Stock-based compensation	7,819	425,139
Warrants issued for financing costs	568,500	77,251
Common stock issued for financing fees	9,183	83,165
Changes in operating assets and liabilities:
Accounts receivable	-	266
Cryptocurrency	(6,988)	-
Inventory	-	6,114
Security deposit	(1,940)	-
Accounts payable and accrued expenses	360,866	255,164
Net cash (used in) operating activities	(131,219)	(182,111)

Cash flows from investing activities:
Purchase of mining equipment	(36,560)	-
Net cash used in investing activities	(36,560)	-

Cash flows from financing activities
Notes payable related parties	-	13,905
Proceeds from convertible notes	165,000	187,777
Loans payable proceeds	15,951	-
Payments on loans payable	(5,032)	(20,575)
Net cash provided by financing activities	175,919	181,107

Net increase (decrease) in cash and cash equivalents	8,140	(1,004)
Cash and cash equivalents at beginning of the year	-	1,013
Cash and cash equivalents at end of the period	$8,140	$9

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Financial Statements for the Periods

Ended September 30, 2025 and 2024

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

On August 31, 2022, the Company entered into an Asset Purchase Agreement with InPlay Capital Inc., a Delaware corporation (“InPlay”), pursuant to which, on the same date, the Company purchased from InPlay all of the assets used in the operation and conduct of its business relating to the online home fitness store known as “The Hula Fit”, including the Shopify Store and the TikTok, Facebook and Google ad accounts, for a purchase price of $50,000. Paul Adler, the sole executive officer and director of the Company, and the Company’s majority stockholder, is also the sole officer, director, and 100% stockholder of InPlay.

On March 29, 2023, the Company filed an Amendment to its Certificate of Incorporation effecting the change of the Company’s name to NetBrands Corp., a name that reflects the planned expansion of the Company’s digital business. On July 31, 2023, the Company’s common stock began trading on the OTC Pink marketplace under its new name, NetBrands Corp., and its new trading symbol “NBND.”

On July 15, 2025 the Company announced that it pivoted to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

On July 16, 2025 the Company formed a wholly owned Wyoming subsidiary called DigiHash LLC.

The Company has purchased 10 ASIC miners consisting of Bitmain S21+ on July 17th. Following the purchase of the initial batch of ASIC miners the company announced on July 22nd that it had signed a hosting agreement with Simple Mining LLC to host its fleet of miners. As of July 30th, all miners were plugged in and hashing at full capacity. To accurately represent its business shift and evolution into blockchain the company undergoes and updated logo for more enhanced identity. August 25th the company unveils innovative crypto forward website leading the way in digital Web 3.0

Cryptocurrency Mining Facility

The Company currently mines out of Cedar Falls Iowa with 2.5 petahash processing power which is equivalent to 2.5 quadrillion hashes per second and plans to develop a 5-megawatt (MW) Bitcoin mining facility, with a proposed location in Iowa, due to the availability of relatively low-cost electricity and environmental conditions favorable for equipment cooling. As of the date of this filing, the Company has started a dialogue with our current partner Simple Mining LLC about identifying, securing, and negotiating for a site development and proforma costs for our own facility. The Company is evaluating potential locations and related financial feasibility before committing to procurement or construction activities.

The planned facility would be custom-designed with ventilation and cooling systems to support mining hardware performance and longevity, and would connect to the local power grid as its primary electricity source. The Company intends to use Application-Specific Integrated Circuit (ASIC) miners, with hybrid diversification of Bitmain S21+ and Bitmain L9 for arbitrage and higher profitability, designed to mine cryptocurrencies using the SHA-256 algorithm and Scrypt miners, such as Bitcoin.

Each ASIC S21+ miner consumes approximately 3,877 watts at full capacity. Ten units would consume roughly 1292 kilowatt-hours per day. Based on an average industrial electricity rate of $0.07 per kilowatt-hour in Iowa, estimated operating costs for ten miners would be approximately $56.60 per day, or $1,698 per month.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the nine months ended September 30, 2025 and September 30,2024 stock-based compensation was $7,819 and $425,139, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On September 30, 2025 and December 31, 2024 the Company had $8,140 and $-0- of cash and cash equivalents, respectively.

Cryptocurrency

The only cryptocurrency which we will hold is Bitcoin, ETH and AAVE. Our main allocation will be from mining consisting of BTC with the rest allocated in ETH and AAVE. These cryptocurrencies are included in long term assets on our balance sheets.

As a result of adopting ASC 350-60, Intangibles — Goodwill and Other, (“ASC 350-60”) on September 1, 2024, bitcoin is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements below”). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company’s revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Loss as “Gain on fair value of bitcoin, net”. In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out basis.

During the nine months ending September 30, 2025 and 2024, we had unrealized losses from the change in the fair value of cryptocurrency of $66 and $-0-, respectively.

We hold our cryptocurrencies in an account at Bitstamp, a wholly owned subsidiary of Robinhood, a well-known bitcoin custodian.

Revenues from digital currency mining

We recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when we satisfy a performance obligation.

Step 1: We enter into a contract with a bitcoin mining pool operator (i.e., the customer) to provide hash calculation services to the mining pool. We only utilize pool operators that determine awards under the Full Pay-Per-Share method (the “FPPS method”). The contracts are terminable at any time by either party without penalty and our enforceable right to compensation only begins when we start providing hash calculation services to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). In general, mining revenue for industry participants consists of two parts, (1) the block reward (current bitcoin block reward is 3.125 bitcoin) paid by the network to the miner for successfully mining a block, and (2) the transaction fees paid by the users to the miner for successfully mining a block. When a mining pool successfully finds a block, it is awarded all of the transaction fees in that block and the reward from the network. Under the FPPS method utilized by us, we are entitled to an award of bitcoin equal to the expected reward per block over the measurement period of midnight-to-midnight UTC time based on the hash calculation services provided to the pool during the measurement period. We are also entitled to an aware of transaction fees per block based on the average of the transaction fees over the latest 144 blocks, each of which is about 10 minutes, and the total of 144 blocks equals one day. At the end of each day that runs from midnight-to-midnight UTC time, the pool operator calculates the pool participant’s expected block reward and transaction fees for the day based on the hash calculation services provided by the pool participant that day, less net digital asset fees due to the mining pool operator over the measurement period. The actual reward to us each day is based on the number of blocks we should have hypothetically mined during the measurement period based on the hash calculation services provided to the pool by us during the measurement period and the prevailing difficulty index, and is not based on the actual rewards received by the pool during the measurement period, which may be higher or lower than the expected rewards during such period. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that we provide hash calculation services to the mining pool operator, which is the beginning of each contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily delivery of the hash calculation services. Providing hash calculation services to mining pools is an output of our ordinary activities, and an enforceable right to compensation begins when, and continues as long as, such services are provided.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, we have a single performance obligation in providing hash calculation services (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of hash calculation services is fulfilled daily over-time, as opposed to a point in time, because we provide the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. We have full control of the mining equipment utilized in the mining pool and if we determine it will increase or decrease the processing power of our machines and/or fleet (i.e., for repairs or when power costs are excessive) the hash calculation services provided to the customer will be reduced.

Step 3: The transaction consideration we earn is non-cash digital consideration in the form of bitcoin, which is based on the Full-Pay-Per-Share (“FPPS”) payout method under the contract with the pool operator. According to the customer contract, daily settlements are calculated from midnight-to-midnight UTC time, and the amount due in bitcoin is credited to our account shortly thereafter on the following day. The amount of bitcoin we are entitled to for providing hash calculations to the customer’s mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

●	The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the hash calculations that we provide to the customer as a percent of the bitcoin network’s implied hash calculations as determined by the network difficulty, multiplied by the total bitcoin network block rewards expected to be generated for the same period.

●	The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the bitcoin network during the contract period as a percent of total block rewards the bitcoin network actually generated during the same period, multiplied by the block rewards we earned for the same period noted above.

●	The sum of the block reward and transaction fees earned by us are reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. During the year ending August 31, 2024, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. This amount represents consideration paid to the customer and is thus reported as a reduction in revenue as we do not receive a distinct good or service from the mining pool operator in exchange.

There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual bitcoin network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, we have the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. We do not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control of the service is transferred, which is the same day as contract inception.

We measure the non-cash consideration based on the spot rate of bitcoin determined using our primary trading platform for bitcoin at mid-night UTC on the day of contract inception. We recognize non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of hash calculation services to the mining pool operator. There is a single performance obligation (i.e., hash calculation services or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: Our performance is complete in transferring the hash calculation services over-time (midnight to midnight UTC) to the customer and the customer obtains control of that asset. In exchange for providing hash calculation services, we are entitled to the expected bitcoin awards earned over the measurement period, plus the expected global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The transaction consideration we receive is non-cash consideration, in the form of bitcoin.

There are no deferred revenues or other liability obligations recorded by us since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

During the nine months ended September 30, 2025, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. During the nine months ending September 30, 2025 and 2024, we generated $7,110 and $-0-, respectively, in revenues from mining cryptocurrency.

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

As of September 30, 2025 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of September 30, 2025, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of September 30, 2025, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of September 30, 2025, the Company had cash and cash equivalents of $8,140, negative working capital of $2,308,483 and had an accumulated deficit of $32,570,809. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 250,000,000 shares of common stock, $0.0001 par value per share. The Company had 85,422,281 and 22,553,849 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

2025 Common Stock Issuances for Conversion of Note

During the nine months ended September 30, 2025, the Company issued

●	24,486,568 shares for conversion of a convertible note valued at $83,380 at prices of between $0.02525 and $0.00125 per share. As a result of the conversions the Company realized a loss of $96,854 on the extinguishment of debt. The extinguished debt was related to 1800 Diagonal. The Company has repaid 1800 Diagonal a total of $54,591 with 6 payments as follows: $14,730.11 on 7/19/2023, $7,000 on 8/1/2023, $10,000 on 9/20/23, $10,000 on 3/22/24, $5,000 on 4/26/24 and $7,500 on 6/4/24 leaving unpaid balance of $77,980.89. 1800 Diagonal has started converting the balance into shares and selling into the market starting on January 27th, 2025 and has converted into 24,486,568 shares which resulted in $83,380 debt extinguishment. The total repayment between cash payments and conversion of shares resulted in $137,971

Conversions, 31,993,500 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP

2024 Common Stock Issuances for Services

During the year ended December 31, 2024 the Company had the following stock issuances:

●	2,594,444 shares for services valued at $164,450, or an average price of $0.164 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	866,302 shares were issued for financing fees at $0.096 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	2,482,347 shares were issued to convert related party debt to equity at price of $0.072 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

Preferred Stock

The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. On February 24, 2020, the Company filed a Certificate of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 1,000,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. The A Stock has no conversion, dividend, or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power, be able to control the affairs of the Company. The Company has issued 1,000 shares of A Stock to Paul Adler, the Company’s Chief Executive Officer, and majority shareholder giving him effective voting control over the Company’s affairs for the foreseeable future. On October 20, 2025, the company awarded Mr. Adler an additional 2,000 shares of A stock bringing his effective voting control of the Company to 100%.

Series B Preferred Stock

On September 8, 2025, the Company received notice of the filing of its Certificate of Designation for a class of Preferred Stock designated as Series B Preferred Stock (“Series B Preferred”) consisting of 25,000 shares with a par value of $0.0001. The Series B Preferred has no voting, dividend or liquidation rights, except as required by law, and each share converts, at the option of the Holder into 1,000 shares of common stock. The foregoing is only a summary of the terms of the Series B Preferred and the reader is referred to the Certificate of Designation which is an exhibit to this report.

During the three months ended September 30, 2025, the Company issued 1,167 Preferred B shares to a consultant.

As of September 30, 2025 and December 31, 2024 there were 1,167 and -0-, respectively, Preferred B shares issued and outstanding.

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

The 310,715 warrants outstanding as of September 30, 2025 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of September 30, 2025, these warrants had no intrinsic value.

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

As of September 30, 2025 the accrued payroll balance due to Mr. Adler was $460,833. On October 30, 2025 this accrued liability was converted into 122,889 Series B preferred shares and reducing the balance of the accrued payroll owed by the Company to Mr. Adler to zero.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has one lease. The Company leases approximately 1,000 square feet of office space at 4042 Austin Boulevard, Suite B, Island Park, New York is on a 5 year extension which expires next September 2026. On October 1, 2021, the Company entered into a 60-month lease for $20,976 per year for the first two years, with 3% annual escalation clauses for the last three years of the lease. The lease contains one five-year renewal option. Management believes that its present office facilities are adequate for its corporate needs.

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on September 30, 2025 and December 31, 2024. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of September 30, 2025.

	September 30, 2025	December 31, 2024
Loan FB (c)	$50,464	$50,464
Other Credit Cards	60,690	44,739
Loan CC (d)	144,684	144,684
Credit Line –LB LB(b)	54,524	54,524
Credit Line – WB(a)	99,994	99,994
Total loans payable	$410,356	$394,405

(a)	The maximum borrowing level under this unsecured facility was $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility was $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility was 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.

Government loans payable

As of September 30, 2025 and December 31, 2024, the Company had $494,963 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

Convertible notes

As of September 30, 2025 and December 31, 2024 the balance of convertible notes was $414,483 and $266,118 respectively.

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

As of September 30, 2025 and December 31, 2024 the balance of this convertible note, which was in default, amounted to $234,425 which includes accrued interest.

Trillium Note

On April 8, 2025 the Company entered into a Securities Purchase Agreement (“SPA”) with Trillium Partners, LP (“Trillium”). Under the terms of the SPA Trillium provided funding to the Company and entered into a $30,000 secured convertible note. As of September 30, 2025, the balance on the Note due to Trillium was $24,283.

As of September 30, 2025, the total balance due to Trillium amounted to $180,058.

NOTE 7 – SUBSEQUENT EVENTS

On October 29, 2025, the Company entered into an Equity Line of Credit Agreement (“ELOC”) and a Registration Rights Agreement (“RRA”) with Trillium which, among other things provides for the purchase of up to $10,000,000 of the Company’s common stock by Trillium subject to various conditions.

On October 30, 2025 the Company settled outstanding obligations to Paul Adler, its CEO for $460,833 in accrued salary by authorizing the issuance to Mr. Adler, or his designee, 122,899 shares of Series B Preferred Stock. On October 30, 2025, the Company authorized the issuance to Mr. Adler of 2,000 shares of Series A Preferred Stock for $100.

On October 31, 2025, the Company entered into a two year employment agreement with Mr. Adler to serve as its CEO at a salary of $274,800 per year plus certain bonuses based on the Company’s stock’s performance. A copy of such agreement is an exhibit hereto.

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

We operate through diversified subsidiaries with the Company entering industrial-scale crypto mining operations through procurement of next generation mining equipment (ASICs) and seeks for M&A and JV opportunities in the blockchain sector, particularly within digital and Web 3.0 verticals and strategically expanding its reach with a strong emphasis on the rapidly growing Web 3.0 segment.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We will not restrict our potential candidate target companies within the digital and web 3.0 industry or geographical location and, thus, may acquire these type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation, or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

On July 15, 2025 the Company announced that it pivoted to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

On July 16, 2025 the Company formed a wholly owned Wyoming subsidiary under the name DigiHash LLC.

The Company has purchased 10 ASIC miners consisting of Bitmain S21+ on July 17th. Following the purchase of the initial batch of ASIC miners the company announced on July 22nd that it had signed a hosting agreement with Simple Mining LLC to host its fleet of miners. As of July 30th, all miners were plugged in and hashing at full capacity. To accurately represent its business shift and evolution into blockchain the company undergoes and updated logo for more enhanced identity. August 25th the company unveils innovative crypto forward website leading the way in digital Web 3.0

Cryptocurrency Mining Facility

The Company currently mines out of Cedar Falls Iowa with 2.5 petahash processing power which is equivalent to 2.5 quadrillion hashes per second and plans to develop a 5-megawatt (MW) Bitcoin mining facility, with a proposed location in Iowa, due to the availability of relatively low-cost electricity and environmental conditions favorable for equipment cooling. As of the date of this filing, the Company has started a dialogue with our current partner Simple Mining LLC about identifying, securing, and negotiation for a site development and proforma costs for our own facility. The Company is evaluating potential locations and related financial feasibility before committing to procurement or construction activities.

The planned facility would be custom-designed with ventilation and cooling systems to support mining hardware performance and longevity, and would connect to the local power grid as its primary electricity source. The Company intends to use Application-Specific Integrated Circuit (ASIC) miners, with hybrid diversification of Bitmain S21+ and Bitmain L9 for arbitrage and higher profitability, designed to mine cryptocurrencies using the SHA-256 algorithm and Scrypt miners, such as Bitcoin.

Each ASIC S21+ miner consumes approximately 3,877 watts at full capacity. Ten units would consume roughly 1292 kilowatt-hours per day. Based on an average industrial electricity rate of $0.07 per kilowatt-hour in Iowa, estimated operating costs for ten miners would be approximately $56.60 per day, or $1,698 per month.

The Company’s internal estimates suggest that, under current Bitcoin prices, electricity rates, and depreciation assumptions, each Antminer S21+ miner could generate approximately $6.75 in net daily earnings, with a projected investment break-even period of 1.5 years. These estimates are based on assumptions that may not prove accurate, and there is no assurance that the operation will achieve break-even or attain any profitability.

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

Revenues and Cost of Sales

Mining revenue for the three months ended September 30, 2025, were $7,110 compared to sales of $-0- for the three months ended September 30, 2024 .

We have strategically repositioned the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

Operating expenses

Operating expenses for the three months ended September 30, 2025 were $454,917 compared to $52,122 during the same three months ended September 30, 2024. The material increase in expenses is attributable to our strategically repositioning the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives in the 2025 period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $755,916 for the three months ended September 30, 2025, compared to $56,239 in other expense during the three months ended September 30, 2024.

Net loss

As a result of the foregoing, we recorded a net loss of $1,207,179 or $(0.02) per share for the three months ended September 30, 2025, compared to a loss of $56,239 or $(0.00) per share for the three months ended September 30, 2024.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Revenues and Cost of Sales

Sales for the nine months ended September 30, 2025, were $7,110 compared to sales of $-0- for the nine months ended September 30, 2024 .

Operating expenses

Operating expenses for the nine months ended September 30, 2025 were $461,108 compared to $791,991 during the same nine months ended September 30, 2024. The material decrease in expenses is attributable to limited expenses is due to the lack of revenue in the 2025 period offset by our strategically repositioning the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $876,387 for the nine months ended September 30, 2025, compared to $237,217 in other expense during the nine months ended September 30, 2024.

Net loss

As a result of the foregoing, we recorded a net loss of $1,333,841 or $(0.02) per share for the nine months ended September 30, 2025, compared to a loss of $1,029,210 or $(0.05) per share for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $8,140 in cash, compared to $-0- in cash as of December 31, 2024.

Net cash used in operating activities decreased to $131,219 in the nine months ended September 30, 2025, compared to $182,111 in the nine months ended September 30, 2024. The decrease in cash used in operating is primarily due to changes in balance sheet accounts and the strategic repositioning of our business focus.

Net cash provided by financing activities was $175,919 during the nine months ended September 30, 2025, compared to $181,107 of net cash provided by financing activities in the nine months ended September 30, 2024. The decrease in net cash provided in the nine-month period ended September 30, 2025, as compared to the same period in 2024, is primarily due to lower proceeds from notes and loans payable.

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

On October 29, 2025, we entered into an ELOC and RRA with Trillium for the purchase by Trillium of up to $10,000,000 of our common stock, subject to various conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of September 30, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2025, our disclosure controls and procedures were determined to be effective.

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

During the nine months ended September 30, 2025, the Company issued 24,486,568 shares for conversion of note valued at $83,380 at prices between $0.02525 and $0.00125 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

Item 3. Defaults upon Senior Securities.

All Company debt is in default except for its EIDL and SBA loans with the government.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Simple Mining Master Host Agreement dated July 16, 2025
10.2*	Employment Agreement between the Company and Paul Adler, dated October 31, 2025
31.1/31.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification Of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETBRANDS CORP

Date: November 4, 2025	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

