Form 10-K
period 2025-12-31
NetBrands Corp.
filed 2026-04-15
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,214 on June 30, 2025.

As of April 15, 2026 there were 259,592,478 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NETBRANDS CORP.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2025

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

Overview

The Company was incorporated on December 1, 2017, as a Delaware corporation under the name “Dense Forest Acquisition Corporation” and became subject to the reporting requirements with the SEC by filing a Form 10 Registration Statement with the SEC on January 19, 2018. On June 13, 2018, the Company effected a change in control with the resignation of the then officers and directors, contribution back to the Company of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock by these former directors and officers, and the appointment of Paul Adler as the new director and officer of the Company. In connection thereof, on June 13, 2018, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, changing the name of the Company to “Global Diversified Marketing Group Inc.” On June 14, 2018, the Company issued 12,500,000 shares of its common stock to its new director and officer, Paul Adler.

On November 26, 2018, the Company effected the acquisition of Global Diversified Holdings, Inc., a private New York snack and gourmet food company (“GDHI”) pursuant to the terms of an acquisition agreement (the “Acquisition”). Upon the consummation of the Acquisition, the Company issued 200 shares of the Company’s common stock to Paul Adler, the sole stockholder of GDHI, in exchange for all of the outstanding shares of GDHI, and GDHI became a wholly owned operating subsidiary of the Company. The transaction is accounted for as a combination of entities under common control since the date of the Acquisition. Prior to the Acquisition, the Company had no business and no operations. Pursuant to the Acquisition, the Company acquired the operations and business plan of GDHI. The discussion hereinafter of the business and operations of the Company refer to the Company subsequent to the Acquisition of GDHI and all such discussions primarily report the operations of its now subsidiary unless otherwise so indicated.

Description of Business

On July 15, 2025, the Company announced that it had pivoted to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

On July 16, 2025, the Company formed a wholly owned Wyoming subsidiary called DigiHash LLC.

The Company purchased 10 ASIC miners consisting of Bitmain S21+ on July 17, 2025. Following the purchase of the initial batch of ASIC miners, the Company announced on July 22, 2025, that it had signed a hosting agreement with Simple Mining LLC to host its fleet of miners. As of July 30, 2025, all miners were plugged in and hashing at full capacity. To accurately represent its business shift and evolution into blockchain, the Company has updated its logo for a more enhanced identity. On August 25, 2025, the Company unveiled its innovative crypto-forward website leading the way in digital Web 3.0

Cryptocurrency Mining Facility

The Company currently mines out of Cedar Falls, Iowa with 2.5 petahash processing power which is equivalent to 2.5 quadrillion hashes per second and plans to develop a 5-megawatt (MW) Bitcoin mining facility, with a proposed location in Iowa, due to the availability of relatively low-cost electricity and environmental conditions favorable for equipment cooling. As of the date of this filing, the Company has started a dialogue with our current partner, Simple Mining LLC, about identifying, securing, and negotiating for a site development and pro forma costs for our own facility. The Company is evaluating potential locations and related financial feasibility before committing to procurement or construction activities.

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

Each ASIC S21+ miner consumes approximately 3,877 watts at full capacity. Ten units would consume roughly 1292 kilowatt-hours per day. Based on an average industrial electricity rate of $0.07 per kilowatt-hour in Iowa.

The Company purchased additional 10 ASICs consisting of Bitmain L9 Scrypt Miners on November 19th. 2025 rounding up its hybrid fleet to 20 ASICs.

Equity Purchase Agreement and Registration Rights Agreement with Trillium

On October 29, 2025, the Company entered into the Purchase Agreement with Trillium Partners LP, pursuant to which the Company shall have the right, but not the obligation, to direct Trillium, an unrelated third party, to purchase up to $10,000,000 of its Common Stock (the “Maximum Commitment Amount”) by delivering put notices (each, a “Put Notice”). The Purchase Agreement provides that the Company can sell the shares of Common Stock (the “Put Shares”) to Trillium pursuant to applicable Put Notice from time-to-time over the 24 months commencing on the date commencing on October 29, 2025, and ending on the earlier of (i) the date on which Trillium shall have purchased Put Shares pursuant to this Agreement equal to the Maximum Commitment Amount, (ii) October 28, 2027, or (iii) written notice of termination by the Company to Trillium, which shall not occur at any time that Trillium holds any of the shares it purchased in connection with the applicable Put Notice (the “Commitment Period”). Each Put Notice shall state the number of shares of the Common Stock Trillium is required to purchase. The price per share of Common Stock shall be eight five percent (85%) of the Company’s Common Stock for five trading days following the date of the delivery the purchased shares as DWAC Shares in Trilliums’ brokerage account (the “Clearing Date”), or on the Clearing Date if the purchased shares are received as DWAC Shares in Trilliums’ brokerage account on the respective date. The Purchase Agreement includes certain rights for the Company to partially cancel puts if the price of the Company’s stock drops below 70% of the price on the date of the put. As stated in the Purchase Agreement, the “Principal Market” includes any of the national exchanges (i.e. NYSE, NYSE AMEX, NASDAQ), or principal quotation systems (i.e. OTCQX, OTCQB, OTCID, OTC Pink, the OTC Bulletin Board), or other principal exchange or recognized quotation system which is at the time the principal trading platform or market for the Company’s Common Stock.

Our ability to require Trillium to purchase the Shares under the Purchase Agreement is subject to various limitations and conditions, including but not limited to the following:

●	The Company shall promptly secure the listing of all Put Shares to be issued to Trillium hereunder on the Principal Market (subject to official notice of issuance) and shall use commercially reasonable best efforts to maintain, so long as any shares of Common Stock shall be so listed, the listing of all such Put Shares from time to time issuable hereunder

●	The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Company.

●	The trading of the Common Stock shall not have been suspended by the SEC, the Principal Market or FINRA, or otherwise halted for any reason, and the Common Stock shall have been approved for listing or quotation on and shall not have been delisted from the Principal Market.

●	So long as the Purchase Agreement remains in effect, the Company shall not and will not enter into any other equity line of credit agreement with any other party, without Trillium’s prior written consent, which consent may be granted or withheld in the Investor’s sole and absolute discretion.

●	The Registration Statement, and any amendment or supplement thereto, which includes this prospectus covering the Put Shares, shall be and remain effective for the resale and shall not be suspended withdrawn and neither the Company nor Trillium shall receive the notice that the SEC has issued or intends to issue a stop order with respect to such Registration Statement or that the SEC otherwise has suspended or withdrawn the effectiveness of such Registration Statement, either temporarily or permanently.

●	The number of Put Shares to be purchased by Trillium, when aggregated with all other shares of Common Stock beneficially owned by Trillium, would not exceed 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock.

●	The Company’s Common Stock must be DWAC eligible and not subject to a “DTC chill.”

●	Selling Stockholder shall have received an opinion from our outside legal counsel in the form previously agreed to.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the Purchase Agreement or that we will be able to draw down any portion of the amounts available under the Purchase Agreement.

We also entered into the Registration Rights Agreement with Trillium, pursuant to which, we have filed a registration statement, which includes this prospectus, with the SEC relating to Trillium’s resale of any shares of Common Stock it purchased under the Purchase Agreement, which we issued to the on October 29th, 2025. The effectiveness of this Registration Statement is a condition precedent to our ability to sell shares of our Common Stock to Trillium under the Purchase Agreement.

If all 33,429,328 shares offered by Trillium were sold, they would represent 15.6% of the total number of shares of our Common Stock outstanding and 33% of the total number of outstanding shares of our Common Stock held by nonaffiliates as of the date of this prospectus. Issuance of the shares in this offering will not affect the rights or privileges of our existing stockholders except that the economic and voting interests of each of our existing stockholders will be diluted as a result of any such issuances. Although the number of shares of our Common Stock that our existing stockholders own will not decrease, the shares owned by our existing stockholders will represent a smaller percentage of our total outstanding shares after any issuances to the Selling Stockholder.

The foregoing summary of the Purchase Agreement and the Registration Rights Agreement does not purport to be complete and is qualified by reference to the Purchase Agreement and the Registration Rights Agreement, copies of which have been filed as exhibits to this Registration Statement of which this prospectus is a part.

Employees

The Company currently has one employee, its Chief Executive Officer.

Subsidiaries

The Company has two wholly-owned subsidiaries, Global Diversified Holdings, Inc (currently non-operating). and DigiHash LLC which operates in crypto mining, Web3, and tokenization.

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

Risks Related to our Business and Industry.

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of Bitcoin is extremely volatile. In 2023, the price range of bitcoin was approximately $16,600 to $42,800, and in 2024, the price range of bitcoin was approximately $40,000 to $108,000. From January 1, 2025 through the date of this prospectus, the price range of bitcoin has been $78,532 to $126,210. The cost to mine a bitcoin is independent of the then-current price of bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of bitcoin. Given the volatility of bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain.

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin could depend on the following:

●	public familiarity with digital assets;

●	ease of buying and accessing Bitcoin;

●	institutional demand for bitcoin as an investment asset;

●	consumer demand for bitcoin as a means of payment; and

●	the availability and popularity of alternatives to Bitcoin.

Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term. Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, “hard forks” of the bitcoin blockchain, and advances in quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Such circumstances could have a material adverse effect on our business, prospects, or operations.

Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore, the price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our common stock.

Our assets are highly concentrated in a single asset, which enhances the risk inherent in our strategy.

Concentration risk arises as a result of the concentration of exposures within the same category, whether it is geographical location, product type, industry sector, or counterparty type. Currently, we have our investment highly concentrated in a single asset, bitcoin. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by holding a more diversified portfolio of treasury assets. The price of bitcoin has recently experienced significant volatility, and this volatility has had, and any further significant volatility in the price of bitcoin would have, a more pronounced impact on our financial condition than if we held a more diverse portfolio of assets.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the bitcoin blockchain), relative to the global network hash rate. As greater adoption of bitcoin occurs, we expect the demand for bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Compounding this feedback loop, the network difficulty of the bitcoin network (i.e., the amount of work (measured in hashes) necessary to solve a block) is periodically adjusted to maintain the pace of new block additions (with one new block added to the blockchain approximately every ten minutes), and thereby control the supply of bitcoin. As miners deploy more hash rate and the bitcoin network hash rate is increased, the bitcoin network difficulty is adjusted upwards by requiring more hash rate to be deployed to solve a block. Thus, miners are further incentivized to grow their hash rate to maintain their chance of earning new bitcoin rewards.

Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at a pace with the growth in the bitcoin global network hash rate. However, as demand for miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Bitcoin is subject to halving, and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment.

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 6.25 to 3.125 Bitcoin on April 19, 2024. This process is scheduled to occur once every 210,000 blocks. It is estimated that bitcoin will next halve in April 2028 and then approximately every four years thereafter until the total amount of bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million bitcoins are generated, the network will stop producing more. Currently, there are more than 19 million Bitcoins in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or will compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which could adversely affect our business, financial condition and results of operations.

A halving reduces the block rewards from mining by exactly 50%. However, a halving will not reduce revenues from mining by exactly 50% since part of the rewards consist of transaction fees which are not impacted by the halving. In recent periods, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that are paid as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our business, financial condition and results of operations.

The elimination of ordinals could have a material adverse effect on our results of operations and financial condition.

Since early January 2023, transaction fees have made up an ever-increasing share of mining revenue due to the impact of “ordinals,” which are increased transaction fees that are paid as parties have discovered ways to imbed data regarding other assets, such as art, in the bitcoin blockchain. There is some concern among the parties who manage the Bitcoin blockchain as to whether ordinals should be permitted, since their inclusion tends to slow down validation of transactions on the blockchain. If the bitcoin blockchain managers decide to eliminate ordinals, we could lose an important source of revenue from our mining operations, which could have a material adverse effect on our results of operations and financial condition.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets.

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units, and first-generation miners. Currently, new processing power brought onto the digital asset networks is predominantly added by “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines.

The Company depends on its President to manage its business effectively, and the loss of the President could significantly impair the Company’s results.

The loss of Mr. Adler as the Company’s President or in active management of the Company could have a significant negative impact on the operations of the Company. Such a loss could impact operations as we presently do not have a full management team.

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

No assurance of additional capital to acquire more ASICs to expand operations.

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on cash flows from operations, the proceeds from this offering, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under term loans or other debt documents. These factors may make the timing, amount, or terms and conditions of additional financing unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

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

Our Certificate of Incorporation and Bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions. The Company does not currently have the director and officer liability insurance but is in the process of obtaining such coverage in the near future.

Risks Related to Our Common Stock

The Company’s sole officer beneficially owns and will continue to own a majority of the Company’s shareholder voting power and, as a result, can exercise control over shareholder and corporate actions.

Paul Adler, the founder and President of the Company, and our sole officer and director is currently the beneficial owner of approximately 9.4% of the Company’s outstanding common stock, and assuming that the Selling Stockholder purchase a maximum number of the Shares under the Purchase Agreement, will own approximately 6.5% of the Company’s then outstanding common stock upon sale of the Shares to the Selling Stockholder pursuant to the Purchase Agreement. However, Mr. Adler owns 3,000 shares of Series A Super Voting Preferred Stock as such, he will have approximately 70% of the voting power in the Company. In addition Mr. Adler owns 122,899 shares of Series B Preferred Stock which are convertible into another 122,899,000 shares of our Common Stock. Accordingly, Mr. Adler will be able to control all matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions.

The Company has authorized the issuance of preferred stock with certain preferences.

The Company is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors of the Company (the “Board”) has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The Board may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the Board as a device to prevent a change in control of the Company. The Company has designated 1,000,000 shares of Series A Super Voting Preferred Stock, each of which votes with the common stock and has 100,000 votes. Mr. Adler, our sole officer and a member of the Board, owns all the issued 3,000 shares of this class of preferred stock, which gives him an additional 300,000,000 in any shareholder meeting. In addition, we have authorized 200,000 shares of Series B Preferred Stock, each of which may be converted into 1,000 shares of Common Stock at the option of the Holder. The Board may, in the future, designate additional classes of preferred stock with rights that limit the value of our Common Stock.

Future capital raises may dilute our existing shareholders’ ownership, the value of their equity securities and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, by acquisitions, of by equity financings, our existing shareholders’ percentage ownership may decrease, and these shareholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our shareholders. Furthermore, if we offer to sell our shares of common stock in subsequent offerings for a purchase price that is less than the purchase price of shares of common stock offered pursuant to this prospectus, this may impact the value of equity securities of the shareholders that are purchasing our shares of common stock in the offering pursuant to this prospectus. In addition, the issuance of such additional shares may impact the ability of any investor to sell their shares once such shares are eligible for sale.

The sale of shares of our Common Stock to Trillium may cause dilution, and the subsequent resale of the shares of our Common Stock acquired by Trillium, or the perception that such resales may occur, could cause the price of our Common Stock to fall.

Under the Purchase Agreement, we may require Trillium to purchase up to $10 million of our Common Stock, except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to Trillium if such purchase would result in its beneficial ownership of more than 9.99% of our outstanding Common Stock. After Trillium has acquired our shares, it may sell all, some, or none of those shares. Therefore, sales to Trillium by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to Trillium, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Under the Purchase Agreement, Trillium’s per-share purchase price for our shares will be equal to 85% of the one of the Common Stock on the Principal Market during five consecutive Trading Days immediately following the Clearing Date associated with the applicable Put Notice during which the purchase price is valued. Depending on market liquidity at the time, resales of these shares may cause the trading price of our Common Stock to fall.

Trillium will pay less than the then-prevailing market price for our Common Stock.

We will sell shares of our Common Stock to Trillium pursuant to the Purchase Agreement at 85% of the market price on which the purchase price is calculated. Trillium has a financial incentive to sell our Common Stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Trillium sells the shares, the market price of our Common Stock could decrease.

The Company’s election not to opt out of the JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an emerging growth company, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company’s financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as different or revised standards may be used.

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

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements.

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

Since we are traded on the OTCID OTC Market, an active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Presently, our common stock is traded on the OTCID OTC Market. Presently there is a very limited trading in our stock and there is no assurance that an active market will develop. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock. The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTCID OTC Market is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTC Pink Market is not a stock exchange and is not an established market, and trading of securities is often more sporadic than the trading of securities listed on a national stock exchange like the NYSE. Accordingly, you may have difficulty reselling any shares of common stock.

We have no independent directors

As of the date of this prospectus we have do not have any independent directors. If we desire to continue to be included on the OTCID, NASDAQ or an exchange we will be required to have two independent directors. No assurance can be given that we will be able to attract suitable individuals.

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

We have not experienced any material cybersecurity incidents, and the expenses incurred from any security incidents have been immaterial. However, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. We rely extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

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

Our Common Stock is currently quoted on the OTCID Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “NBND.” However, there is currently only a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

On April 13, 2026, the last reported closing price of our Common Stock was $0.00095 per share.

Holders

As of April 13, 2026 there were 377 shareholders of record of our Common Stock.

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

Recent Developments

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

Current Business Operations

On July 15, 2025 the Company announced that it had pivoted to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

The Company purchased 10 ASIC miners consisting of Bitmain S21+ on July 17, 2025. Following the purchase of the initial batch of ASIC miners, the Company announced on July 22, 2025, that it had signed a hosting agreement with Simple Mining LLC to host its fleet of miners. As of July 30, 2025, all miners were plugged in and hashing at full capacity. To accurately represent its business shift and evolution into blockchain, the Company has updated its logo for a more enhanced identity. On August 25, 2025, the Company unveiled its innovative crypto-forward website leading the way in digital Web 3.0

Cryptocurrency Mining Facility

The Company currently mines out of Cedar Falls, Iowa, with 2.5 petahash processing power, which is equivalent to 2.5 quadrillion hashes per second, and plans to develop a 5-megawatt (MW) Bitcoin mining facility, with a proposed location in Iowa, due to the availability of relatively low-cost electricity and environmental conditions favorable for equipment cooling. As of the date of this filing, the Company has started a dialogue with our current partner, Simple Mining LLC, about identifying, securing, and negotiating for a site development and pro forma costs for our own facility. The Company is evaluating potential locations and related financial feasibility before committing to procurement or construction activities.

The planned facility would be custom-designed with ventilation and cooling systems to support mining hardware performance and longevity, and would connect to the local power grid as its primary electricity source. The Company intends to use Application-Specific Integrated Circuit (ASIC) miners, with hybrid diversification of Bitmain S21+ and other models, along with Bitmain L9 for arbitrage and higher profitability, designed to mine cryptocurrencies using the SHA-256 algorithm and Scrypt miners, such as Bitcoin.

Each ASIC S21+ miner consumes approximately 3,877 watts at full capacity. Ten units would consume roughly 1292 kilowatt-hours per day. Based on an average industrial electricity rate of $0.07 per kilowatt-hour in Iowa, estimated operating costs for ten miners would be approximately $56.60 per day, or $1,698 per month.

The Company’s internal estimates suggest that, under current Bitcoin prices, electricity rates, and depreciation assumptions, each Antminer S21+ miner could generate approximately $6.75 in net daily earnings, with a projected investment break-even period of 1.5 years. These estimates are based on assumptions that may not prove accurate, and there is no assurance that the operation will achieve break-even or any profitability.

The Company purchased additional 10 ASICs consisting of Bitmain L9 Scrypt Miners on November 19th, 2025, to round up its hybrid fleet to 20 ASICs.

Digital Asset Treasury

The Company announced plans to establish layered digital asset treasury targeting Bitcoin, Ethereum and AAVE as a long-term reserve assets. At the foundation of this model will be Bitcoin (BTC), established as the Company’s long-term reserve asset. Complementing Bitcoin, Ethereum (ETH) will be staked to generate stable yields, while Aave (AAVE), a leading decentralized finance (DeFi) protocol, will provide additional returns through staking and lending.

Headquartered in Island Park, NY, NetBrands Corp (OTCID: NBND) operates through diversified subsidiaries with the company rapidly growing its industrial-scale crypto mining operations through procurement of next-generation mining equipment and seeks M&A and JV opportunities in the blockchain sector, particularly within the digital and Web 3.0 verticals. The company is strategically expanding its reach, with a strong emphasis on the rapidly growing Web 3.0 segment.

Our Strategy and Strengths -

On July 15th the Company announced its transition into a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

Shortly thereafter, on July 17, the Company purchased ten next-generation ASIC miners, consisting of Bitmain S21+ units. Building on this initial deployment, the Company announced on July 22 that it had entered into a hosting agreement with Simple Mining LLC to host and operate its mining fleet. By July 30, all miners were fully deployed and hashing at full capacity, delivering a total of 2.35 petahash with an average efficiency of 16.5 J/TH.

To accurately reflect its strategic evolution into blockchain infrastructure, the Company also refreshed its brand identity with an updated logo. On August 25, it unveiled a new, crypto-forward website designed to align with Web 3.0 standards and showcase its long-term vision in the digital asset space.

As part of its continued expansion, the Company engaged Nico Smid, founder of Digital Mining Solutions, as a strategic advisor to help guide and strengthen its Bitcoin mining strategy. Nico brings over 15 years of international business experience. Since entering the digital asset space in 2017, he has evolved from a private investor to an active miner and a strategic advisor, building expertise across the full mining value chain. As a recognized Key Opinion Leader in Bitcoin mining, Nico provides market intelligence to more than 16,000 newsletter subscribers and a broad social media audience. He is also a regular speaker at major industry events, including appearances at Bitcoin 2025 in Las Vegas and Bitcoin Amsterdam.

Following this appointment, Zachary Smith was added in an additional advisory role to support the Company’s initiatives in decentralized finance (DeFi) and real-world asset (RWA) tokenization. The Company is currently evaluating opportunities to tokenize assets across the mining stack, ranging from hashrate to physical mining equipment.

Most recently, the Company expanded its mining fleet with the acquisition of 10_ Bitmain L9 16G machines. These units utilize merged mining and are designed to capture higher arbitrage opportunities. By leveraging the NiceHash platform, the hashrate from these altcoin miners is sold at a premium, with NetBrands receiving rewards in Bitcoin. This deployment aligns with the Company’s stated objective of building a hybrid mining fleet to diversify revenue streams and grow its digital asset balance sheet.

Bitcoin Mining Unit and Infrastructure Development

The Company currently operates its mining activities in Cedar Falls, Iowa, with an installed capacity of approximately 2.35 petahash per second (PH/s). Building on this foundation, the Company is planning the development of a dedicated 5-megawatt (MW) Bitcoin mining facility that could support approximately 1,200 mining machines, or up to 300 PH/s of aggregate hashrate. Iowa has been identified as a proposed location due to its relatively low-cost electricity and environmental conditions favorable for efficient equipment cooling.

As of the date of this press release, the Company has initiated discussions with its current hosting partner, Simple Mining LLC, regarding the identification, evaluation, and potential negotiation of a site for development, including preliminary pro forma cost assessments. The Company continues to evaluate potential locations and associated financial feasibility and has not yet committed to procurement or construction activities.

The planned facility would be purpose-built with optimized cooling systems designed to enhance mining hardware performance, efficiency, and operational longevity. The facility would be connected to the local power grid as its primary electricity source. The Company intends to deploy application-specific integrated circuit (ASIC) miners, utilizing a hybrid fleet strategy that includes Bitmain S21+ units for SHA-256 mining and Bitmain L9 units for Scrypt-based merged mining, allowing for revenue diversification and arbitrage opportunities.

Each Bitmain S21+ miner consumes approximately 3,877 watts at full capacity. Ten units would therefore consume approximately 930 kilowatt-hours per day. Based on an average industrial electricity rate of $0.07 per kilowatt-hour in Iowa, estimated electricity costs for operating ten miners would be approximately $65 per day, or approximately $1,950 per month.

Based on internal estimates and current assumptions regarding Bitcoin prices, network difficulty, electricity rates, and equipment depreciation, each Antminer S21+ could generate approximately $6.75 in net daily earnings, implying a projected break-even period of approximately 18 months. These estimates are forward-looking and subject to significant variability. There can be no assurance that the Company’s mining operations will achieve projected returns, break even, or be profitable.

Digital Asset Treasury

The Company announced plans to establish a layered digital asset treasury targeting Bitcoin, Ethereum, and AAVE as long-term reserve assets. At the foundation of this model will be Bitcoin (BTC), established as the Company’s long-term reserve asset. Complementing Bitcoin, Ethereum (ETH) will be staked to generate stable yields, while AAVE (AAVE), a leading decentralized finance (DeFi) protocol, will provide additional returns through staking and lending.

This layered approach ensures that yield generated from ETH and AAVE feeds directly back into Bitcoin reserves, steadily compounding the Company’s BTC balance sheet over time. Investors will gain exposure to both the stability of Bitcoin and the cash flow benefits of DeFi yield. NetBrands plans to establish this diversified treasury framework initially starting with $10 million, and is designed with an incremental goal to reach a scale target of $100 million over time. The company may utilize various financing tools to complete digital asset acquisitions in a phased approach. In parallel, our focus is on scaling a lean and high-efficiency Bitcoin mining operation. A maximum amount of mined Bitcoin will be retained on our balance sheet, continuously growing our reserves of the world’s most pristine digital asset. By adopting Bitcoin as our foundation, we ensure growth rests on its long-term appreciation potential.

Competition

We operate in a highly competitive industry with a growing number and scale of participants. Our bitcoin self-mining operations compete with mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin. We compete on the basis of our total number of miners, the degree of mining difficulty, the efficiency of our mining operations, the competitiveness of our energy costs, and the fiat value of the mining reward.

We compete in the Bitcoin mining industry against a large set of operators worldwide. The competitive landscape includes roughly 30 publicly traded mining companies making up approximately 40% of the market, as well as numerous private miners and hosting providers globally. While mining is geographically distributed, a meaningful portion of industrial-scale capacity and public-market miners is concentrated in the United States (~38%) due to relatively deep capital markets, established infrastructure, and access to large power markets; however, substantial competition also exists in Canada, Latin America, the Nordics, the Middle East, and parts of Asia. Bitcoin miners compete by (i) securing low-cost power, (ii) site development, (iii) fleet scale, efficiency, uptime, and operational expertise, (iv) ASIC sourcing terms, (v) balance sheet flexibility to withstand periods of low margins, and (vi) the ability to monetize demand response or monetize waste heat. In addition, certain ASIC manufacturers and large infrastructure owners engage in self-mining, which can intensify competition for machines, hosting capacity, and energy.

Miners of bitcoin historically ranged from individual enthusiasts and entrepreneurs to large public company mining operations. The vast majority of mining is now undertaken and further trending towards large-scale, industrial mining facilities. A mining pool is created when mining participants pool the processing power of their miners over a network and mine transactions together. Rewards are then distributed proportionately to the pool participants based on the work/hash power contributed to solving a block. Our self-mining operations also compete with non-digital asset operations for access to suitable real estate and access to affordable and dependable electric power. In addition to competing to solve new blocks, we compete to acquire new miners, to raise capital, to obtain access to facilities for the location of mining operations, and to develop or acquire new technologies.

A number of public companies (traded in the United States, Canada, and internationally), such as the following, may be considered competitors to us:

●	Applied Digital Corp.;

●	Argo Blockchain PLC;

●	Bitdeer Technologies Group;

●	Bit Digital, Inc.;

●	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd);

●	Cipher Mining Inc.;

●	Cleanspark, Inc.;

●	Core Scientific, Inc.;

●	Greenidge Generation Holding Inc.;

●	Hive Blockchain Technologies Inc.;

●	Hut 8 Corp. (including the merged operations of U.S. Bitcoin Corp.);

●	Iris Energy Ltd.;

●	Marathon Digital Holdings, Inc.;

●	Mawson Infrastructure Group Inc.;

●	Riot Platforms, Inc.;

●	Stronghold Digital Mining, Inc.; and

●	TeraWulf Inc.

The bitcoin mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future. Other market participants in the bitcoin mining industry include investors and speculators, retail users transacting in digital assets, and service companies that provide a variety of services, including buying, selling, payment processing, and storing of bitcoin. To continue to grow we will require sufficient additional capital to build additional facilities and to acquire new mining equipment and related infrastructure. Subject to raising additional capital, our bitcoin initiatives will compete with other industry participants that focus on investing in and securing the blockchains of bitcoin and other digital assets.

Discussion of the Years Ended 2025 and 2024

Revenues and Cost of Sales

Sales for the year ended December 31, 2025 were $18,265 compared to sales of $-0- for the year ended December 31, 2024, an increase of $18,265, or 100%.

We have strategically repositioned the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

Operating expenses

Operating expenses for the year ended December 31, 2025 were $583,047 compared to $789,089 during the same period ended December 31, 2024. The material decrease in expenses is attributable to limited expenses is due to our strategically repositioning the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $1,122,378 for the year ended December 31, 2025, compared to $487,217 in other expense during the year ended December 31, 2024.

Net loss

As a result of the foregoing, we recorded a net loss of $1,695,935 or $0.02 per share for year ended December 31, 2025, compared to a loss of $1,285,306 or $0.06 per share for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $4,297, as compared to $-0- as of December 31, 2024. Net cash used in operating activities for the year ended December 31, 2025, was $336,907, compared to $182,119 for the year ended December 31, 2024.

Cash flows used in investing activities was $87,560 for the year ended December 31, 2025 compared to $-0- for the year ended December 31, 2024.

Cash flows from financing activities was $428,764 for the year ended December 31, 2025, compared to $181,107 during the year ended December 31, 2024. The increase is primarily attributable to approximately $400,000 provided by notes payable we obtained during the year ended December 31, 2025.

Since our inception through December 31, 2025, we have funded our operations, principally with the issuance of equity and debt.

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

Going Concern

There is substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. For the period ended December 31, 2025, the Company had a net loss of $32,932,903 and had a stockholder’s deficit of $2,413,239.

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

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing, and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized, and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company. Management has determined that disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on those criteria. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company are as follows:

Name	Age	Position	Director/Executive Officer Since

Paul Adler	49	President, Chief Financial Officer, Secretary, Treasurer, Director and Chairman of the Board	June 13, 2018

Officers and Directors of Global Diversified Holdings, Inc. (“GDHI”)

The Company’s non-operating subsidiary, GDHI, has a separate board of directors from the Company, which consisted of:

Name	Position

Paul Adler	President, Secretary, CFO, Chairman and Director

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

Committees of the Board

As of December 31, 2025 we did not have any Board Committees

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

Item 11.	Executive Compensation

Summary Compensation

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Paul Adler
CEO,	2025	$121,502						$121,502
President	2024	$90,843						$90,843

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this Report.

There were no outstanding equity awards made to any officers or directors as of December 31, 2025.

Employment Agreements, Termination of Employment, Change-in-Control Arrangements

The Company has entered into an employment agreement on October 31st, 2025, with Paul Adler. The Company does not have any change-in-control agreements with any of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (1)

The following table lists, as of April 15, 2026 the number of shares of Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. The Company does not have any compensation plans. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each shareholder’s address is c/o NetBrands Corp. 4042 Austin Boulevard, Suite B, Island Park, New York 11558.

The percentages below are calculated based on 259,592,478 shares of Common Stock issued and outstanding as of April 15, 2026. The following table sets forth as April 15, 2026, each person known by the Company to be an officer or director of the Company or beneficial owner of five percent or more of Company’s Common Stock, Series A Super Voting Preferred Stock and Series B Preferred Stock.

Name and Position	Common	Preferred A	Preferred B	Percent of Class
	Shares Owned	Shares Owned	Shares Owned

Paul Adler, Chairman, CEO and CFO (2)	14,550,308			5.6%
		3,000		100%

All Officers and Directors as a Group, (1 person)	14,550,308			5.6%
		3,000		100%

5% Holders and Affiliates
Nelya Adler (1)	2,981,465			1.1%
			122,889	96.7%

(1)	Nelya Adler is Mr. Adler spouse an is deemed an affiliate for beneficial ownership purposes

(2)	Each share of Series A Preferred votes with the Common Stock and has 100,000 votes. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock Accordingly, Mr. Adler has an additional 300,000,000 votes for his Super A Preferred voting ownership, 14,550,308 shares of Common Stock, together with the beneficial ownership of his spouse’s 122,899,000 common shares if converted due to her Series B ownership and common share ownership of 2,981,465 has an aggregate of voting share equivalents equaling more than 64.5% of the voting power of our stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

	December 31, 2025	December 31, 2024
Audit-Related Fees	$16,000	10,000

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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NetBrands Corp. (NBND)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NetBrands Corp. (NBND) (the ‘Company’) as of December 31, 2025, the related statements of income, changes in stockholders’ equity, and cash flows for the period from January 01, 2025, through December 31, 2025, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from January 1, 2025 through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, no such opinion is expressed.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

For, Shah Teelani & Associates (7161)

We have served as the Company’s auditor since 2026

Place: Gujarat, India

Date: April 14, 2026

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

Ibadan, Nigeria

April 24, 2025

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$4,297	$-
Total current assets	4,297	-
Mining equipment, net	78,310
Cryptocurrrency	16,039
Security deposit	3,540	1,600
Total assets	$102,185	$1,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$1,054,110	$1,215,986
Convertible Notes	535,735	266,118
Loans payable	431,869	394,405
Total current liabilities	2,021,714	1,876,508
Government loans payable	493,710	500,000
Total liabilities	2,515,424	2,376,508

Commitments and contingencies	-	-

Stockholders’ (Deficit):

Preferred stock, Series B $0.0001 par value, 200,000 shares authorized, 127,022 issued and outstanding	13	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 131,272,193 and 22,553,849 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	13,128	2,255
Additional paid-in capital	30,504,629	28,857,907
Accumulated deficit	(32,932,903)	(31,236,968)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,413,239)	(2,374,910)
Total liabilities and (deficit)	$102,185	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Mining revenue	$18,265	$-
Cost of goods sold	8,775	-
Gross margin	9,490	-
Operating expenses:
Payroll and taxes	453,902	154,784
Legal and professional fees	50,484	599,669
Selling, general and administrative and expenses	76,715	43,636
Change in the fair market value of crypotcurrency	1,946
Total operating expenses	583,047	798,089
Loss from operations	(573,557)	(798,089)
Other (expense)
Other income
Loss on the extinguishment of debt	(388,712)
Interest expense	(733,666)	(487,217)
Miscellaneous income
Loss before income taxes	(1,695,935)	(1,285,306)
Provision for income taxes (benefit)	-	-
Net loss	$(1,695,935)	$(1,285,306)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	69,202,994	22,553,849

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

									Accumulated
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Deficit
Balance, December 31, 2023	1,000	$-	-	$-	16,610,756	$1,661	$28,080,311	$(29,951,662)	$1,895	$(1,867,795)

Stock based compensation for services					2,594,444	259	424,879			425,139

Common stock issued for financing fees					866,302	87	83,078			83,165

Issuance of warrants for financing costs							77,251			77,251

To convert related party debt to equity					2,482,347	248	192,387			192,635

Net loss								(1,285,306)		(1,285,306)

Balance, December 31, 2024	1,000	$-	-	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,910)

									Accumulated
	Preferred Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	1,000	$-	-	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,910)

Issuance of preferred stock for services			4,133	-			16,123			16,123

Issaunce of Preferred A voting stock	2,000

Conversion of related party liability to Preferred B stock			122,889	13			460,821			460,834

Common stock issued for services					1,250,000	125	5,125			5,250

Common stock issued for financing fee					1,732,604	173	9,010			9,183

Common stock issued for conversions					105,735,740	10,574	502,143			512,717

Warrants issued for financing fees							653,500			653,500

Net loss								(1,695,935)		(1,695,935)

Balance , December 31, 2025	3,000	$-	127,022	13	131,272,193	13,128	$30,504,629	$(32,932,903)	$1,895	$(2,413,239)

The accompanying notes are an integral part of these consolidated financial statements.

Netbrands Corp.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net (loss)	$(1,695,935)	$(1,285,306)
Depreciation	9,250
Adjustments to reconcile net loss to cash used in operating activities:
Loss on note conversion	388,712
Stock based compensation	21,373	425,139
Warrants issued for financing costs	653,500	77,251
Common stock issued for financing fees	9,183	83,165
Impairment of intangible assets
Changes in operating assets and liabilities:
Accounts receivable	-	5,353
Other assets		999
Cryptocurrcency	(16,039)
Inventory		6,114
Security deposit	(1,940)
Accounts payable and accrued expenses	294,988	505,166
Net cash (used in) operating activities	(336,907)	(182,119)

Cash flows from investing activities:
Purchase of mining equipment	(87,560)	-
Net cash used in investing activities	(87,560)	-

Cash flows from financing activities
Notes payable related parties	-	13,905
Proceeds from convertible notes	397,590	187,777
Proceeds from loans payable	37,464	-
Payments on loans payable	(6,290)	(20,575)
Net cash provided by financing activities	428,764	181,107

Effect of exchange rates on cash and cash and cash equivalents	-
Net (decrease) in cash and cash equivalents	4,297	(1,013)
Cash and cash equivalents at beginning of the year	-	1,013
Cash and cash equivalents at end of the period	$4,297	$0

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to reduce accrued payroll liability to related party	$460,834	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETBRANDS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned non-operating subsidiary, Global Diversified Holdings, Inc., All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable from customers, accounts payable, and loans payable. The carrying amounts of these financial instruments approximate fair value due either to the length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the years ended December 31, 2025 and December 31, 2024 stock-based compensation was $21,373 and $425,139, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On December 31, 2025 and 2024, the Company had $4,297 and $-0- of cash and cash equivalents.

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

Bad debt expense for the years ended December 31, 2025, and 2024 was $-0- and $-0-, respectively; the allowance for doubtful accounts on December 31, 2025, and 2024 was $-0-.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on December 31, 2025 and December 31, 2024, and determined that no write-down was required.

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

During the year ending December 31, 2025 and 2024, we had unrealized losses from the change in the fair value of cryptocurrency of $1,496 and $-0-, respectively.

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

During the year ended December 31, 2025, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. During the year ending December 31, 2025 and 2024, we generated $18,265 and $-0-, respectively, in revenues from mining cryptocurrency.

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

Advertising and Marketing Costs

The Company’s policy regarding advertising and marketing is to record the expense when incurred. The Company incurred advertising and marketing expenses of $36,017 and $94,124 during the years ended December 31, 2025, and 2024, respectively.

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

As of December 31, 2025 we had $0 in right of use assets, $0 in short term operating lease payables and $0 in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. During the year ended December 31, 2025, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. As of December 31, 2025, the Company had no dilutive instruments that could increase the number of shares if exercised or converted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 2 – GOING CONCERN

As of December 31, 2025, the Company had cash and cash equivalents of $4,297, negative working capital of $1,876,508, and had an accumulated deficit of $32,932,903. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 250,000,000 shares of common stock, $0.0001 par value per share. The Company had 131,272,193 and 22,553,849 shares of common stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.

2025 Common Stock Issuances

During the year ended December 31, 2025 the Company had the following stock issuances:

●	1,250,000 shares for services valued at $5,250, or an average price of $0.004 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	1,732,604 shares were issued for financing fees at $0.005 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	24,486,568 shares for conversion of a convertible note valued at $83,380 at prices of between $0.02525 and $0.00125 per share. As a result of the conversions the Company realized a loss of $96,854 on the extinguishment of debt. The extinguished debt was related to 1800 Diagonal. The Company has repaid 1800 Diagonal a total of $54,591 with 6 payments as follows: $14,730.11 on 7/19/2023, $7,000 on 8/1/2023, $10,000 on 9/20/23, $10,000 on 3/22/24, $5,000 on 4/26/24 and $7,500 on 6/4/24 leaving unpaid balance of $77,980.89. 1800 Diagonal has started converting the balance into shares and selling into the market starting on January 27th, 2025 and has converted into 24,486,568 shares which resulted in $83,380 debt extinguishment. The total repayment between cash payments and conversion of shares resulted in $137,971.
●	Conversions, 31,993,500 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP
●	Conversions, 44,599,912 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP
●	Conversions, 4,655,760 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP

2024 Common Stock Issuances

During the year ended December 31, 2024 the Company had the following stock issuances:

●	2,594,444 shares for services valued at $164,450, or an average price of $0.164 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	866,302 shares were issued for financing fees at $0.096 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	2,482,347 shares were issued to convert related party debt to equity at price of $0.072 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.

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

During the year ended December 31, 2025, the Company issued 4,133 Preferred B shares to a consultant and 122,889 shares for conversion of a related party liability.

As of December 31, 2025 and December 31, 2024 there were 127,022 and -0-, respectively, Preferred B shares issued and outstanding.

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

The 310,715 warrants outstanding as of December 31, 2025 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of December 31, 2025, these warrants had no intrinsic value.

In connection with financing arrangements entered into on August 25, 2025, July 11, 2025, and November 6, 2025, the Company issued an aggregate of 105,000,000 warrants to a lender as a financing fee. The warrants were issued in consideration for entering into the financing arrangements and were not issued in exchange for goods or services. The warrants were fully vested and exercisable upon issuance.

The fair value of the warrants was determined based on the observable market price of the Company’s common stock on the respective dates of issuance. The aggregate fair value of the warrants issued as financing fees was $653,500, which was recognized as interest expense in the period incurred. As of December 31, 2025, these warrants had no intrinsic value.

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on December 31, 2025 and December 31, 2024. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of December 31, 2025.

 SCHEDULE OF DEBT

	December 31, 2025	December 31, 2024
Loan FB (c)	$50,464	$50,464
Other Credit Cards	82,203	44,739
Loan CC (d)	144,684	144,684
Credit Line –LB LB(b)	54,524	54,524
Credit Line – WB(a)	99,994	99,994
Total loans payable	$431,869	$394,405

(a)	The maximum borrowing level under this unsecured facility was $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility was $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility was 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.

Government loans payable

As of December 31, 2025 and December 31, 2024, the Company had $493,710 and $500,000 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

Convertible notes

As of December 31, 2025 and December 31, 2024 the balance of convertible notes was $543,708 and $266,118 respectively.

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

As of December 31, 2025 and December 31, 2024 the balance of this convertible note, which was in default, amounted to $234,425 which includes accrued interest.

Trillium Note

On April 8, 2025 the Company entered into a Securities Purchase Agreement (“SPA”) with Trillium Partners, LP (“Trillium”). Under the terms of the SPA Trillium provided funding to the Company and entered into a $30,000 secured convertible note. As of December 31, 2025, the balance on the Note due to Trillium was $

On October 29, 2025, the Company entered into an Equity Line of Credit Agreement (“ELOC”) and a Registration Rights Agreement (“RRA”) with Trillium which, among other things provides for the purchase of up to $10,000,000 of the Company’s common stock by Trillium subject to various conditions.

As of September 30, 2025, the total balance due to Trillium amounted to $301,310.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2025 the Company issued 128,320,285 shares upon the conversion of convertible debt and the issuance of new notes and raised $85,000 in gross proceeds

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETBRANDS CORP.

Dated:	April 15, 2026	By:	/s/ Paul Adler
Paul Adler
President (principal executive officer)

Dated:	April 15, 2026	By:	/s/ Paul Adler
Paul Adler
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul Adler	President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2026
Paul Adler

27