Form 10-Q
period 2026-03-31
NetBrands Corp.
filed 2026-05-13
CIK 1725911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Yes ☐ No ☒

As of May 11, 2026 the Registrant had 361,392,060 shares of its common stock issued and outstanding.

NETBRANDS CORP.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

The following unaudited interim consolidated financial statements of NetBrands Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which we filed with the SEC on April 15, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

NETBRANDS CORP.

Consolidated Financial Statements for the Three Months Ended March 31, 2026

NetBrands Corp.

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$11,802	$4,297
Total current assets	11,802	4,297
Mining equipment, net	70,852	78,310
Cryptocurrrency	4,986	16,039
Security deposit	3,540	3,540
Total assets	$91,180	$102,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$1,108,050	$1,054,110
Convertible notes	547,112	535,735
Derivative liability	365,427	-
Loans payable	448,560	431,869
Total current liabilities	2,469,150	2,021,714
Government loans payable	493,710	493,710
Total liabilities	2,962,860	2,515,424

Commitments and contingencies	-	-

Stockholders’ (Deficit):

Preferred stock, Series B $0.0001 par value, 200,000 shares authorized, 132,897 and 127,022 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Common stock, $0.0001 par value, 750,000,000 shares authorized; 259,592,478 and 131,272,193 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	25,960	13,128
Additional paid-in capital	30,710,649	30,504,629
Accumulated deficit	(33,610,197)	(32,932,903)
Accumulated other comprehensive income	1,895	1,895
Total stockholders’ (deficit)	(2,871,680)	(2,413,239)
Total liabilities and (deficit)	$91,180	$102,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Mining revenue	$13,816	$-
Cost of goods sold	9,653	-
Gross margin	4,163	-
Operating expenses:
Payroll and taxes	75,870	-
Legal and professional fees	21,681	-
Selling, general and administrative and expenses	30,085	6,191
Change in the fair market value of cryptocurrency	89	-
Total operating expenses	127,725	6,191
Loss from operations	(123,562)	(6,191)
Other (expense)
Loss on the extinguishment of debt	(101,438)	(96,854)
Realized loss on the sale of bitcoin	(2,187)	-
Change in derivative liability	(365,427)	-
Interest expense	(84,680)	-
Loss before income taxes	(677,294)	(103,045)
Provision for income taxes (benefit)	-	-
Net loss	$(677,294)	$(103,045)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	195,880,326	34,797,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

									Accumulated
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income(Loss)	Deficit
Balance, December 31, 2024	1,000	$-	-	$-	22,553,849	$2,255	$28,857,907	$(31,236,968)	$1,895	$(2,374,910)

Common stock issuance for conversion of debt					24,486,568	2,255	177,979			180,234

Net loss								(103,045)		(103,045)

Balance, March 31, 2025	1,000	$-	-	$-	47,040,417	$4,511	$29,035,886	$(31,340,013)	$1,895	$(2,297,721)

									Accumulated
	Preferred Stock		Preferred B Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2025	3,000	$-	127,022	$13	131,272,193	$13,128	$30,504,629	$(32,932,903)	$1,895	$(2,413,239)

Issuance of preferred stock for services			5,875	-			7,169			7,169

Common stock issued for note conversions					128,320,285	12,832	148,051			160,883

Warrants issued for financing fees							50,800			50,800

Net loss								(677,294)		(677,294)

Balance, March 31, 2026	3,000	$-	132,897	$13	259,592,478	$25,960	$30,710,649	$(33,610,197)	$1,895	$(2,871,680)

The accompanying notes are an integral part of (unaudited) consolidated financial statements.

NetBrands Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net (loss)	(677,294)	$(103,045)
Depreciation	7,458	-
Adjustments to reconcile net loss to cash used in operating activities:
Loss on note conversion	101,438	96,854
Stock based compensation	7,169	-
Warrants issued for financing costs	50,800	-
Change in derivative liability	365,427	-
Changes in operating assets and liabilities:
Cryptocurrency	13,240	-
Accounts payable and accrued expenses	55,575	6,191
Net cash (used in) operating activities	(76,187)	-

Cash flows from financing activities
Proceeds from convertible notes	67,000	-
Proceeds from loans payable	16,691	-
Net cash provided by financing activities	83,691	-

Effect of exchange rates on cash and cash and cash equivalents
Net increase in cash and cash equivalents	7,506	-
Cash and cash equivalents at beginning of the year	$4,297	-
Cash and cash equivalents at end of the period	$11,802	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NetBrands Corp.

Notes To Unaudited Financial Statements for the Periods

Ended March 31, 2026 and 2025

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

Management’s Representation of Interim Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at and as of December 31, 2025 filed with the SEC on April 15, 2026.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the three months ended March 31, 2026 and March 31,2025 stock-based compensation was $7,169 and $-0-, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On March 31, 2026 and December 31, 2025 the Company had $11,802 and $4,297 of cash and cash equivalents, respectively.

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

Bad debt expense for the three months ended March 31, 2026, and 2025 was $-0- and $-0-, respectively; the allowance for doubtful accounts on March 31, 2026, and 2025 was $-0-.

Inventory

Inventory, which is comprised of snack food products and packaging supplies is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company does not carry any raw materials.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on March 31, 2026 and March 31, 2025, and determined that no write-down was required.

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

During the three months ending March 31, 2026 and 2025, we had unrealized losses from the change in the fair value of cryptocurrency of $89 and $-0-, respectively.

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

Step 3: The transaction consideration we earn is non-cash digital consideration in the form of bitcoin, which is based on the Full-Pay-Per-Share (“FPPS”) payout method under the contract with the pool operator. According to the customer contract, daily settlements are calculated from midnight-to-midnight UTC time, and the amount due in bitcoin is credited to our account shortly thereafter on the following day. The amount of bitcoin we are entitled to for providing hash calculations to the customer’s mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

●	The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the hash calculations that we provide to the customer as a percent of the bitcoin network’s implied hash calculations as determined by the network difficulty, multiplied by the total bitcoin network block rewards expected to be generated for the same period.

●	The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the bitcoin network during the contract period as a percent of total block rewards the bitcoin network actually generated during the same period, multiplied by the block rewards we earned for the same period noted above.

●	The sum of the block reward and transaction fees earned by us are reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. We utilize one mining pool for our self-mining operations, which charges approximately 0.3% of the bitcoin payable to us as a pool management fee. This amount represents consideration paid to the customer and is thus reported as a reduction in revenue as we do not receive a distinct good or service from the mining pool operator in exchange.

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

During the three months ended March 31, 2026, we utilized one mining pool for our self-mining operations, which charges 0.3% of the bitcoin payable to us as a pool management fee. During the three months ending March 31, 2026 and 2025, we generated $13,816 and $-0-, respectively, in revenues from mining cryptocurrency.

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

As of March 31, 2026 we had $-0- in right of use assets, $-0- in short term operating lease payables and $-0- in long-term lease liabilities.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components, and accumulated balances. If applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. As of March 31, 2026, the Company had a balance of $1,895 in accumulated other comprehensive income on its balance sheet which arose from an unrealized gain due to foreign currency fluctuations in prior years.

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

NOTE 2 – GOING CONCERN

As of March 31, 2026, the Company had cash and cash equivalents of $11,802, negative working capital of $2,457,347 and had an accumulated deficit of $33,610,197. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company is seeking new sources of financing to fund its operations. There can be no assurances that the Company will be able to secure financing. If the Company is unable to secure financing it will have a material adverse impact and may not enable the Company to continue as a going concern. As a result, the shareholders may lose some or all of their investment in the Company.

NOTE 3 – CAPITAL STOCK

The Company has authorized 750,000,000 shares of common stock, $0.0001 par value per share as of March 12th with COA from Delaware. The Company had 259,592,478 and 131,272,193 shares of common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

2026 Common Stock Issuances

●	128,320,285 shares for conversion of a convertible notes valued at $59,445 at prices of between $0.0003 and $0.0005 per share. As a result of the conversions the Company realized a loss of $101,438 on the extinguishment of debt.

2025 Common Stock Issuance

During the year ended December 31, 2025 the Company had the following stock issuances:

●	1,250,000 shares for services valued at $5,250, or an average price of $0.004 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	1,732,604 shares were issued for financing fees at $0.005 per share. The share price was determined based on the trading price of the Company’s common stock on the date of issuance.
●	24,486,568 shares for conversion of a convertible note valued at $83,380 at prices of between $0.02525 and $0.00125 per share. As a result of the conversions the Company realized a loss of $96,854 on the extinguishment of debt. The extinguished debt was related to 1800 Diagonal. The Company has repaid 1800 Diagonal a total of $54,591 with 6 payments as follows: $14,730.11 on 7/19/2023, $7,000 on 8/1/2023, $10,000 on 9/20/23, $10,000 on 3/22/24, $5,000 on 4/26/24 and $7,500 on 6/4/24 leaving unpaid balance of $77,980.89. 1800 Diagonal has started converting the balance into shares and selling into the market starting on January 27th, 2025 and has converted into 24,486,568 shares which resulted in $83,380 debt extinguishment. The total repayment between cash payments and conversion of shares resulted in $137,971.
●	Conversions, 31,993,500 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP
●	Conversions, 44,599,912 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP
●	Conversions, 4,655,760 shares by Trillium LP Partners for aged convertible debt that has been assigned by Cove Funding LP

Preferred Stock

The Company has 20,000,000 shares of $.0001 par value preferred stock authorized. On February 24, 2020, the Company filed a Certificate of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 1,000,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. The A Stock has no conversion, dividend, or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power, be able to control the affairs of the Company. The Company has issued 1,000 shares of A Stock to Paul Adler, the Company’s Chief Executive Officer, and majority shareholder, giving him effective voting control over the Company’s affairs for the foreseeable future. On October 20, 2025, the company awarded Mr. Adler an additional 2,000 shares of A stock, bringing his effective voting control of the Company to 100%.

Series B Preferred Stock

On September 8, 2025, the Company received notice of the filing of its Certificate of Designation for a class of Preferred Stock designated as Series B Preferred Stock (“Series B Preferred”) consisting of 200,000 shares with a par value of $0.0001. The Series B Preferred has no voting, dividend or liquidation rights, except as required by law, and each share converts, at the option of the Holder into 1,000 shares of common stock. The foregoing is only a summary of the terms of the Series B Preferred and the reader is referred to the Certificate of Designation which is an exhibit to this report.

During the three months ended March 31, 2026, the Company issued 5,875 Preferred B shares for services.

During the year ended December 31, 2025, the Company issued 4,133 Preferred B shares to a consultant and 122,889 shares for the conversion of a related party liability.

As of March 31, 2026 and December 31, 2025 there were 132,897 and 127,022 , respectively, Preferred B shares issued and outstanding.

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

The 310,715 warrants outstanding as of March 31, 2026 are exercisable for a term of five years from the date of issuance and have an exercise price of $0.001 per share, subject to adjustment. As of March 31, 2026, these warrants had no intrinsic value.

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

The fair value of the warrants was determined based on the observable market price of the Company’s common stock on the respective dates of issuance. The aggregate fair value of the warrants issued as financing fees was $653,500, which was recognized as interest expense in the period incurred. As of March 31, 2026, these warrants had no intrinsic value.

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

On September 30, 2025 the accrued payroll balance due to Mr. Adler was $460,833. On October 30, 2025 this accrued liability was converted into 122,889 Series B preferred shares and reducing the balance of the accrued payroll owed by the Company to Mr. Adler to zero.

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

NOTE 6 – LOANS PAYABLE

The Company’s subsidiary had various loans outstanding on March 31, 2026 and December 31, 2025. All of these loans were short-term in nature, with varying rates of interest and fees, and no set minimum monthly payments. All of these notes were in default as of March 31, 2026.

	March 31, 2026	December 31, 2025
Loan FB (c)	$50,464	$50,464
Other Credit Cards	98,894	82,203
Loan CC (d)	144,684	144,684
Credit Line –LB LB(b)	54,524	54,524
Credit Line – WB(a)	99,994	99,994
Total loans payable	$448,560	$431,869

(a)	The maximum borrowing level under this unsecured facility was $100,000 at an interest rate of 2.5% over prime. This facility has no fixed maturity date.
(b)	The maximum borrowing level on this facility was $150,000 with a fixed interest rate of 10%. This facility has no fixed maturity date.
(c)	The interest rate on this facility was 40% with a one-year maturity date of December 31, 2023.
(d)	The principal loan is for $150,000 with weekly loan payments due of $2,558 over a 78-month period. The effective interest rate on this loan amounts to approximately 67% These are two combined loans that were for $199,500 & 33,000 with current balance for both of $144,437 in default.

Government loans payable

As of March 31, 2026 and December 31, 2025, the Company had $493,710 and $493,710 respectively, in government EIDL loans outstanding related to Covid-19. These loans are repayable over a 30-year period with an interest rate of 3.75%.

Convertible notes

As of March 31, 2026 and December 31, 2025 the balance of convertible notes was $547,112 and $535,735 respectively.

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

As of March 31, 2026 and December 31, 2025 the balance of this convertible note, which was in default, amounted to $234,425 which includes accrued interest.

Trillium Note

On October 29, 2025, the Company entered into an Equity Line of Credit Agreement (“ELOC”) and a Registration Rights Agreement (“RRA”) with Trillium which, among other things provides for the purchase of up to $10,000,000 of the Company’s common stock by Trillium subject to various conditions.

As of March 31, 2026, the total balance due to Trillium amounted to $461,310.

NOTE 7 – DERIVATIVE LIABILITY

The Company evaluated the conversion features associated with certain convertible promissory notes in accordance with ASC 815, Derivatives and Hedging. Based on the terms of the agreements, the Company determined that the conversion features required separate accounting treatment as derivative instruments.

The fair value of the derivative liability associated with the convertible instruments was determined using the Black-Scholes option pricing model using the following inputs: volatility of 230.29%; risk-free interest rate of 3.68%; expected term of 0.25 years; and 0% dividend yield. Changes in the fair value of the derivative liability are recognized in the statements of operations as gain or loss in change in derivative liabilities.

For the three month periods ended March 31, 2026 and 2025, the Company recognized a loss in change in derivative liabilities of $365,427 and $-0-, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company issued 101,759,582 shares in connection with conversions of convertible notes, issued 13,875 of Series B Preferred stock to a consultant for services performed, and raised $35,000 in net proceed from the issuance of two convertible notes.

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

The audited financial statements for our fiscal year ended December 31, 2025, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. We will not restrict our potential candidate target companies within the digital and web 3.0 industry or geographical location and, thus, may acquire this type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation, or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues and Cost of Sales

Mining revenue for the three months ended March 31, 2026, was $13,816, compared to sales of $-0- for the three months ended March 31, 2025.

We have strategically repositioned the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives.

Operating expenses

Operating expenses for the three months ended March 31, 2026 were $127,725 compared to $6,191 during the same three months ended March 31, 2025. The material increase in expenses is attributable to our strategically repositioning the Company to become a blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury (DAT) management, and related blockchain technology initiatives in the 2025 period.

Other income and (expense)

Other income (expense) is comprised solely of interest expense and a loss on the extinguishment of debt related to our fundings. Other expense was $553,732 for the three months ended March 31, 2026, compared to $96,854 in other expense during the three months ended March 31, 2025.

Net loss

As a result of the foregoing, we recorded a net loss of $677,294 or $(0.00) per share for the three months ended March 31, 2026, compared to a loss of $103,045 or $(0.00) per share for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), who is directly involved in the day-to-day operations of the Company, as of March 31, 2026, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2026, our disclosure controls and procedures were determined to be effective.

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

During the three months ended March 31, 2026, the Company issued 128,320,285 shares for conversion of a convertible notes valued at $59,445 at prices of between $0.0003 and $0.0005 per share.

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

NETBRANDS CORP

Date: May 13, 2026	By:	/s/ Paul Adler
	Name:	Paul Adler
	Title:	Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

